Form 10-Q
period 1994-03-31
LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1994-05-13
CIK 60549

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1994
                                                --------------

                                      OR


[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                       Commission file number 2 - 26720


                      LOUISVILLE GAS AND ELECTRIC COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Kentucky                                        61  -  0264150
- - --------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


220 West Main Street, P.O. Box 32010, Louisville, KY                40232
- - ----------------------------------------------------              ----------
      (Address of principal executive offices)                    (Zip Code)


                                (502) 627-2000
                        -------------------------------
                        (Registrant's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X  No
                                                     --    --
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
21,294,223 shares, without par value, as of April 30, 1994, all of which
- - -------------------------------------------------------------------------
were held by LG&E Energy Corp.
- - ------------------------------

                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.


                        LOUISVILLE GAS AND ELECTRIC COMPANY
                               STATEMENTS OF INCOME
                                 (Thousands of $)

The following statements of income include all normal recurring adjustments and accruals which are, in the opinion of the Company, necessary to present a fair statement of the results for the periods shown.


                                               Quarter Ended March 31
                                               ----------------------

                                                  1994         1993
                                                  ----         ----
OPERATING REVENUES
    Electric..............................      $123,317     $123,850
    Gas...................................        96,362       84,781
                                                 -------      -------
        Total operating revenues..........       219,679      208,631
                                                 -------      -------
OPERATING EXPENSES
    Fuel for electric generation..........        33,233       33,716
    Power purchased.......................         3,387        4,157
    Gas supply expenses...................        67,399       57,362
    Other operation expenses..............        35,354       33,437
    Maintenance...........................        13,274       11,124
    Non-recurring charges (Note 2)........        38,613         -
    Depreciation and amortization.........        20,633       19,874
    Federal and State income
        taxes - current...................         9,678        8,686
    Deferred income taxes - net...........       (12,543)       4,254
    Investment tax credit - net...........        (1,189)      (1,197)
    Property and other taxes..............         5,237        4,464
                                                 -------      -------
        Total operating expenses..........       213,076      175,877
                                                 -------      -------
NET OPERATING INCOME......................         6,603       32,754
Other Income and (Deductions) (Note 3)....        (9,435)         177
Interest Charges..........................        10,494       12,145
                                                 -------      -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    A CHANGE IN ACCOUNTING PRINCIPLE......       (13,326)      20,786

Cumulative Effect of Change in Accounting
    for Post-Employment Benefits, Net of
    Income Taxes of $2,280 (Note 4).......        (3,369)        -
                                                 -------      -------
NET INCOME (LOSS).........................       (16,695)      20,786

Preferred Stock Dividends.................         1,378        1,587
                                                 -------      -------
NET INCOME (LOSS) AVAILABLE FOR
    COMMON STOCK..........................      $(18,073)    $ 19,199
                                                 -------      -------
                                                 -------      -------

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                                 BALANCE SHEETS
                                (Thousands of $)

                                     ASSETS


                                                March 31,        December 31,
                                                  1994               1993
                                              -------------      ------------

UTILITY PLANT
    At Original Cost.......................... $2,477,152         $2,464,101
    Less: Reserve for depreciation............    841,988            823,141
                                                ---------          ---------
                                                1,635,164          1,640,960
                                                ---------          ---------
OTHER PROPERTY AND INVESTMENTS -
    less reserve..............................     35,914             22,067
                                                ---------          ---------
CURRENT ASSETS
    Cash and temporary cash investments.......     51,159             44,105
    Accounts receivable - less reserve........     96,816            104,397
    Materials and supplies - at average cost
        Fuel (predominantly coal).............     13,514             12,075
        Gas stored underground................     10,804             33,370
        Other.................................     39,554             40,357
    Prepayments...............................        985                360
                                                ---------          ---------
                                                  212,832            234,664
                                                ---------          ---------
DEFERRED DEBITS AND OTHER ASSETS
    Unamortized debt expense..................     24,404             24,698
    Accumulated deferred income taxes.........     76,955             58,675
    Regulatory asset - income taxes...........     39,388             39,651
    Other.....................................     20,775             52,195
                                                ---------          ---------
                                                  161,522            175,219
                                                ---------          ---------
                                               $2,045,432         $2,072,910
                                                ---------          ---------
                                                ---------          ---------

                      LOUISVILLE GAS AND ELECTRIC COMPANY
                             CAPITAL AND LIABILITIES
                                (Thousands of $)


CAPITALIZATION
    COMMON STOCK, without par value -
        Authorized 75,000,000 shares;
        outstanding 21,294,223 shares......... $  425,170         $  425,170
    COMMON STOCK EXPENSE......................       (836)              (836)
    RETAINED EARNINGS.........................    159,330            194,903
                                                ---------          ---------
                                                  583,664            619,237
    CUMULATIVE PREFERRED STOCK................    116,716            116,716
    LONG-TERM DEBT............................    662,875            662,879
                                                ---------          ---------
                                                1,363,255          1,398,832
                                                ---------          ---------

CURRENT LIABILITIES
    Accounts payable..........................     89,371             93,551
    Dividends declared........................     18,878             18,878
    Accrued taxes.............................      9,698              9,494

    Accrued interest..........................     11,489             12,864
    Other.....................................     12,214             11,127
                                                ---------          ---------
                                                  141,650            145,914
                                                ---------          ---------

DEFERRED CREDITS AND OTHER LIABILITIES
    Accumulated deferred income taxes.........    343,017            340,235
    Investment tax credit,
        in process of amortization............     90,383             91,572
    Customers' advances for construction......      7,422              7,384
    Regulatory liability - income taxes.......     46,943             46,528
    Other.....................................     52,762             42,445
                                                ---------          ---------
                                                  540,527            528,164
                                                ---------          ---------
                                               $2,045,432         $2,072,910
                                                ---------          ---------
                                                ---------          ---------

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                            STATEMENTS OF CASH FLOWS
                                (Thousands of $)


                                                    Quarter Ended March 31
                                                  --------------------------
                                                       1994         1993
                                                       ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)............................    $(16,695)    $ 20,786
    Items not requiring cash currently:
        Depreciation and amortization............      20,633       20,106
        Deferred income taxes - net..............     (14,818)     (12,894)
        Investment tax credit - net..............      (1,189)      (9,462)
        Cumulative effect of change in
            accounting principle.................       3,369         -
        Non-recurring charges....................      38,613         -
        Other....................................       3,759        1,269
    (Increase) decrease in certain net
      current assets:
        Accounts receivable......................       7,581        1,677
        Materials and supplies...................      21,930       30,074
        Accounts payable.........................      (4,180)     (20,504)
        Accrued taxes............................         204       33,540
        Accrued interest.........................      (1,375)         369
        Prepayments and other....................         462          809
    Other........................................      (4,192)       7,250
                                                      -------      -------
        Net cash provided from
          operating activities...................      54,102       73,020
                                                      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of capital asset........................        -          91,076
    Long-term investment in securities...........     (13,847)        (165)
    Construction expenditures....................     (14,323)     (22,110)
                                                      -------      -------
        Net cash provided from (used for)
          investing activities...................     (28,170)      68,801
                                                      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES

    Retirement of pollution control bonds........        -         (27,411)
    Decrease in notes payable....................        -          (8,000)
    Payment of dividends.........................     (18,878)     (18,567)
                                                      -------      -------
        Net cash used for financing activities...     (18,878)     (53,978)
                                                      -------      -------

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                            STATEMENTS OF CASH FLOWS
                                (Thousands of $)


NET INCREASE IN CASH AND
    TEMPORARY CASH INVESTMENTS...................    $  7,054     $ 87,843

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF PERIOD..........................      44,105          946
                                                      -------      -------
CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD................................    $ 51,159     $ 88,789
                                                      -------      -------
                                                      -------      -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
        Income taxes.............................    $  4,970     $     28
        Interest on borrowed money...............      11,583       11,419


For the purposes of this statement, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                         STATEMENTS OF RETAINED EARNINGS
                                (Thousands of $)


                                                 Quarter Ended March 31
                                                 ----------------------
                                                   1994          1993
                                                   ----          ----

Balance at beginning of period........           $194,903      $178,667
Add net income (loss).................            (16,695)       20,786
                                                  -------       -------
                                                  178,208       199,453
                                                  -------       -------
Deduct: Cash dividends declared
          on stock -
          5% cumulative preferred.....                269           269
          7.45% cumulative preferred..                400           400
          $8.90 cumulative preferred..               -              556
          Auction rate cumulative
            preferred.................                342           362
          $5.875 cumulative preferred.                367          -
          Common......................             17,500        16,500
                                                  -------       -------
                                                   18,878        18,087
                                                  -------       -------

Balance at end of period..............           $159,330      $181,366
                                                  -------       -------
                                                  -------       -------

                           NOTES TO FINANCIAL STATEMENTS
                           -----------------------------

1. The financial statements included herein have been prepared by Louisville Gas and Electric Company (the "Company" or "LG&E"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1993.

2. Effective January 1, 1994, LG&E's parent company, LG&E Energy Corp., realigned its business to reflect its outlook for rapidly emerging competition in all segments of the energy service industry. Under the realignment, a national business unit, LG&E Energy Services, was formed to develop and manage all of its utility and non-utility electric power generation and concentrate on the marketing and brokering of wholesale electric power on a regional and national basis. LG&E will increase its focus on customer service and develop more customer options as the local utility industry becomes more competitive in the future.

   In addition to the realignment, LG&E has been re-evaluating its regulatory strategy which previously had been to seek full recovery of certain costs deferred in accordance with prior precedent established by the Public Service Commission of Kentucky. LG&E completed its study in the first quarter of 1994 and decided to write off several non-recurring items amounting to approximately $38.6 million before-tax. While LG&E continues to believe that it could have reasonably expected to recover these costs in future rate proceedings before the Public Service Commission of Kentucky, LG&E decided to deduct these expenses currently and not seek recovery for such expenses in future rates due to increasing competitive pressures and the existing and anticipated future economic conditions.
   The items written off include costs incurred in connection with early retirements and work force reductions that occurred in 1992 and 1993 which consist primarily of separation payments, enhanced early retirement benefits, and health care benefits; costs associated with property damage claims pertaining to particulate emissions from its Mill Creek electric generating plant which primarily consist of spotting on automobile finish and aluminum siding; and certain costs previously deferred resulting from adoption in January 1993 of SFAS No. 106 (Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions).

3. In the first quarter of 1994, the Board of Directors of the Company approved the formation of a tax-exempt charitable foundation which will make charitable contributions to qualified persons and entities. The Board authorized an initial contribution to the foundation of up to $15 million. Accordingly, the Company recorded a pre-tax charge against income and accrued $15 million to fund the contribution. Funding is anticipated to occur following the receipt of exempt status for the foundation under the Internal Revenue Code. Contributions made from this foundation will not be charged against income and, therefore, will not affect the Company's net income in the future.

4. The Company adopted SFAS No. 112 (Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits) in the first quarter of 1994. SFAS No. 112 requires the accrual of the expected cost of benefits to former or inactive employees after employment but before retirement. The cumulative effect of the accounting change was recorded in the first quarter of 1994 and decreased pre-tax income by $5.6 million.

5. Reference is made to Part II herein - Item 1, Legal Proceedings.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


                              Results of Operations
                              ---------------------

Because of seasonal fluctuations in temperature and other factors the results of one interim period are not necessarily indicative of results to be expected for the year.


                   Quarter Ended March 31, 1994, Compared with
                           Quarter Ended March 31, 1993
                   -------------------------------------------

Excluding the write off of non-recurring items, the formation of a charitable foundation and the adoption of SFAS No. 112 as discussed in Notes 2, 3, and 4, net income for the quarter ended March 31, 1994, decreased $1.4 million (6.6%) from the quarter ended March 31, 1993, primarily because of increased storm damage expenses of approximately $3 million. This amount reflects the higher restoration costs in 1994 caused by the area's worst winter storm in 16 years. This decrease was partially offset by increased sales of electricity and natural gas to retail customers.

A comparison of operating revenues for the quarter ended March 31, 1994, with the quarter ended March 31, 1993, reflects increases and decreases which have been segregated by the following principal causes:

                                                    Increase or (Decrease)
                                                       (Thousands of $)
                                                  -------------------------
                                                  Electric           Gas
         Cause                                    Revenues         Revenues
         -----                                    --------         --------
Sales to Ultimate Consumers:
  Fuel and gas supply adjustments..............   $ (987)          $   811
  Variation in sales volume, etc...............    3,896            12,077
                                                   -----            ------
      Total....................................    2,909            12,888
Sales to Other Utilities.......................   (3,549)             -
Gas Transportation - Net.......................     -               (1,395)
Other..........................................      107                88
                                                   -----            ------
      Total....................................   $ (533)          $11,581
                                                   -----            ------
                                                   -----            ------

Fuel for electric generation and gas supply expenses comprise a large segment of the Company's total operating expenses. The Company's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in the Company's rates, subject to the approval of the Public Service Commission of Kentucky. Fuel for electric generation decreased slightly for the quarter primarily because of a decrease in the cost of coal burned. Gas supply expenses increased 17% due mainly to an increase in the volume of gas delivered to the distribution system and the higher cost of gas purchased.

Power purchased decreased due mainly to less power wheeled for other utilities.

Other operation expenses increased primarily as a result of increased electric and gas distribution expenses and increased costs to operate the electric power plants. Maintenance expenses increased primarily due to an increase in storm damage expenses caused by the severe winter weather and increased costs to maintain the power plants.

Non-recurring charges include the write off of costs in connection with early retirements and work force reductions that occurred in 1992 and 1993, costs in connection with property damage claims pertaining to particulate emissions from the Mill Creek electric generating plant, and certain costs previously deferred resulting from adoption of SFAS No. 106 (Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions) expense previously recorded as a deferred item. See Note 2 of Notes to Financial Statements.

Depreciation and amortization increased because of increased depreciable plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Property and other taxes increased mainly due to payroll taxes associated with the write off of severance payments in connection with work force reductions. See Note 2 of Notes to Financial Statements.

Other income and deductions include the provision (net of taxes) associated with the formation of a tax-exempt charitable foundation. See Note 3 of Notes to Financial Statements.

Interest charges decreased because of a lower composite interest rate on outstanding debt.

Cumulative Effect of Change in Accounting for Post-Employment Benefits reflects an accounting change required by the adoption of SFAS No. 112 (Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits). See Note 4 of Notes to Financial Statements.


                       Liquidity and Capital Resources
                       -------------------------------

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet electric and gas customers' needs and the protection of the environment. Construction expenditures for the first quarter of 1994 of $14 million were financed with internally generated funds.

At March 31, 1994, the Company had unused lines of credit of $145 million with banks for which it pays commitment fees. The lines are scheduled to expire at various periods throughout 1994. The Company intends to renegotiate such lines when they expire.

The Company's capitalization ratios at March 31, 1994, and December 31, 1993 were:

                                       March 31, 1994      December 31, 1993
                                       --------------      -----------------

     Long-term debt...............          48.6%                 47.4%
     Preferred stock..............           8.6                   8.3
     Common stock equity..........          42.8                  44.3
                                           -----                 -----
       Total......................         100.0%                100.0%
                                           -----                 -----
                                           -----                 -----

The decrease in common stock equity reflects the write off of several non-recurring items as discussed in Notes 2 and 4 and the provision for charitable contributions discussed in Note 3 of Notes to Financial Statements under Part I, Item I - Financial Statements.

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.

                           PART II.  OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to the information under the items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1993:
Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 7 and 8 of the Notes to Financial Statements under Item 8, Financial Statements and Supplementary Data. Except as noted below, there have been no material changes in these proceedings as reported in the Company's Form 10-K.

Environmental. As discussed in Note 7 of the Notes to Financial Statements under Item 8 of the Company's Form 10-K, the Company owns or formerly owned three primary sites where manufactured gas plant operations were located. Such manufactured gas plant operations, conducted in the 1838 to 1960 time period, typically produced coal tar byproducts and other constituents that may necessitate cleanup measures. The Company commenced site investigations at the two Company owned sites to determine if significant levels of contaminants are present. In the first quarter of 1994, the Company entered into an agreement with the current owner of the third site and a third-party in which the three parties have committed to jointly perform a site investigation. The Company anticipates spending a total of approximately $1.3 million on site investigations expected to be completed by 1995. Preliminary testing at all three sites has identified contaminants typical of manufactured gas plant operations. Until an investigation and associated regulatory review is completed for each site, the Company will be unable to predict what, if any, cleanup activities may be necessary.

Trimble County Generating Plant. As discussed in Note 8 of the Notes to Financial Statements under Item 8 of the Company's Form 10-K, on January 7, 1994, the Company filed testimony with the Kentucky Public Service Commission (Commission) in which it recommended that the Commission allow it to recover the approximately $11.1 million it refunded to customers under the 1989 settlement agreement. Testimony was filed by the Kentucky Attorney General, the Jefferson County Attorney, the Metro Human Needs Alliance, and the Kentucky Industrial Utility Customers. The testimony recommended that the Commission order the Company to refund approximately $183 million, based upon their argument that the Company should refund 25% of the revenue requirements associated with Trimble County's construction-work-in-progress it collected over the course of the Trimble County construction project. The Company continues to maintain the position that no additional refunds are necessary to fully effectuate the Commission's disallowance of 25% of Trimble County's costs, and that the refund amounts supported by the other parties to the proceeding would require the Commission to engage in retroactive ratemaking, which is prohibited under Kentucky law. No date has been set for a hearing. The Company is unable to predict the outcome of the Commission proceedings, the amount of additional refunds or recoveries, if any, that may be ordered or whether the Commission will revise its earlier position.

Item 6(b).  Reports on Form 8-K.

None


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LOUISVILLE GAS AND ELECTRIC COMPANY
                                       -----------------------------------
                                                      Registrant


                                     By   M. L. Fowler
                                         -----------------------------------
                                          Vice President and Controller
                                          (On behalf of the registrant in
                                           his capacity as Principal
                                           Accounting Officer)

Date May 13, 1994
     ------------