Form 10-Q
period 1994-06-30
LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1994-08-12
CIK 60549

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1994
                                                -------------

                                      OR


[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                       Commission file number 2 - 26720


                      LOUISVILLE GAS AND ELECTRIC COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Kentucky                                       61  -  0264150
- --------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


220 West Main Street, P.O. Box 32010, Louisville, KY                40232
- ----------------------------------------------------              ----------
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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
21,294,223 shares, without par value, as of July 31, 1994, all of which were
- ----------------------------------------------------------------------------
held by LG&E Energy Corp.
- -------------------------

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

                                     Three Months Ended     Six Months Ended
                                           June 30               June 30
                                     -------------------    -----------------

                                       1994     1993         1994     1993
                                       ----     ----         ----     ----
OPERATING REVENUES
    Electric.......................  $143,272 $137,176     $266,589 $261,026
    Gas............................    29,770   29,730      126,131  114,511
                                      -------  -------      -------  -------
        Total operating revenues...   173,042  166,906      392,720  375,537
                                      -------  -------      -------  -------
OPERATING EXPENSES
    Fuel for electric generation...    36,570   35,460       69,803   69,176
    Power purchased................     3,914    4,311        7,301    8,467
    Gas supply expenses............    18,447   19,487       85,846   76,849
    Other operation expenses.......    34,527   32,783       69,880   66,221
    Maintenance....................    13,561   13,442       26,836   24,566
    Non-recurring charges (Note 2).      -        -          38,613     -
    Depreciation and amortization..    20,633   19,889       41,266   39,763
    Federal and State income
        taxes - current............    10,294    6,936       19,972   15,622
    Deferred income taxes - net....     2,548    3,449       (9,994)   7,702
    Investment tax credit - net....    (1,189)  (1,197)      (2,378)  (2,393)
    Property and other taxes.......     3,864    3,951        9,100    8,415
                                      -------  -------      -------  -------
        Total operating expenses...   143,169  138,511      356,245  314,388
                                      -------  -------      -------  -------
NET OPERATING INCOME...............    29,873   28,395       36,475   61,149
Other Income and (Deductions)
  (Note 3).........................     1,477     (133)      (7,957)      44
Interest Charges...................    10,714   11,696       21,208   23,841
                                      -------  -------      -------  -------
INCOME BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING PRINCIPLE.    20,636   16,566        7,310   37,352

Cumulative Effect of Change in
  Accounting for Post-Employment
  Benefits, Net of Income Taxes
  of $2,280 (Note 4)...............      -        -          (3,369)    -
                                      -------  -------      -------  -------
NET INCOME.........................    20,636   16,566        3,941   37,352
Preferred Stock Dividends..........     1,380    1,668        2,758    3,255
                                      -------  -------      -------  -------
NET INCOME AVAILABLE FOR
  COMMON STOCK.....................  $ 19,256 $ 14,898     $  1,183 $ 34,097
                                      -------  -------      -------  -------
                                      -------  -------      -------  -------

                            LOUISVILLE GAS AND ELECTRIC COMPANY
                                      BALANCE SHEETS
                                     (Thousands of $)

                                          ASSETS


                                                June 30,         December 31,
                                                  1994               1993
                                                --------         ------------

UTILITY PLANT
    At Original Cost.......................... $2,497,341         $2,464,101
    Less: Reserve for depreciation............    859,387            823,141
                                                ---------          ---------
                                                1,637,954          1,640,960
                                                ---------          ---------
OTHER PROPERTY AND INVESTMENTS -
    less reserve..............................     35,320             22,067
                                                ---------          ---------
CURRENT ASSETS
    Cash and temporary cash investments.......     31,710             44,105
    Accounts receivable - less reserve........     92,961            104,397
    Materials and supplies - at average cost
        Fuel (predominantly coal).............     15,071             12,075
        Gas stored underground................     12,471             33,370
        Other.................................     38,721             40,357
    Prepayments...............................      1,266                360
                                                ---------          ---------
                                                  192,200            234,664
                                                ---------          ---------
DEFERRED DEBITS AND OTHER ASSETS
    Unamortized debt expense..................     24,105             24,698
    Accumulated deferred income taxes.........     78,636             58,675
    Regulatory asset - income taxes...........     39,124             39,651
    Other.....................................     23,810             52,195
                                                ---------          ---------
                                                  165,675            175,219
                                                ---------          ---------
                                               $2,031,149         $2,072,910
                                                ---------          ---------
                                                ---------          ---------

                           LOUISVILLE GAS AND ELECTRIC COMPANY
                                  CAPITAL AND LIABILITIES
                                     (Thousands of $)


                                                June 30,         December 31,
                                                  1994               1993
                                                --------         ------------

CAPITALIZATION
    COMMON STOCK, without par value -
        Authorized 75,000,000 shares;
        outstanding 21,294,223 shares......... $  425,170         $  425,170
    COMMON STOCK EXPENSE......................       (836)              (836)
    UNREALIZED LOSS ON MARKETABLE SECURITIES
      Net of Income Taxes of $635 (Note 5)....       (953)              -
    RETAINED EARNINGS.........................    178,586            194,903
                                                ---------          ---------
                                                  601,967            619,237
    CUMULATIVE PREFERRED STOCK................    116,716            116,716
    LONG-TERM DEBT............................    662,870            662,879
                                                ---------          ---------
                                                1,381,553          1,398,832
                                                ---------          ---------

CURRENT LIABILITIES
    Accounts payable..........................     75,469             93,551
    Dividends declared........................      1,380             18,878
    Accrued taxes.............................      1,210              9,494
    Accrued interest..........................     13,189             12,864
    Other.....................................     11,846             11,127
                                                ---------          ---------
                                                  103,094            145,914
                                                ---------          ---------

DEFERRED CREDITS AND OTHER LIABILITIES
    Accumulated deferred income taxes.........    345,935            340,235
    Investment tax credit,
        in process of amortization............     89,194             91,572
    Customers' advances for construction......      7,788              7,384
    Regulatory liability - income taxes.......     47,582             46,528
    Other.....................................     56,003             42,445
                                                ---------          ---------
                                                  546,502            528,164
                                                ---------          ---------
                                               $2,031,149         $2,072,910
                                                ---------          ---------
                                                ---------          ---------

                            LOUISVILLE GAS AND ELECTRIC COMPANY
                                 STATEMENTS OF CASH FLOWS
                                     (Thousands of $)


                                                   Six Months Ended June 30
                                                   ------------------------
                                                       1994         1993
                                                       ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income...................................    $  3,941     $ 37,352
    Items not requiring cash currently:
        Depreciation and amortization............      41,266       39,996
        Deferred income taxes - net..............     (12,268)      (3,891)
        Investment tax credit - net..............      (2,378)     (10,659)
        Cumulative effect of change in
          accounting principle...................       3,369         -
        Non-recurring charges....................      38,613         -
        Other....................................       4,742        2,549
    (Increase) decrease in certain net
      current assets:
        Accounts receivable......................      11,436        7,154
        Materials and supplies...................      19,539       27,708
        Accounts payable.........................     (18,082)     (14,670)
        Accrued taxes............................      (8,284)      10,890
        Accrued interest.........................         325         (337)
        Prepayments and other....................        (187)       1,198
    Other........................................      (4,279)         597
                                                       ------       ------
        Net cash provided from
          operating activities...................      77,753       97,887
                                                       ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of capital asset........................        -          91,076
    Long-term investment in securities...........     (14,841)        (363)
    Construction expenditures....................     (37,551)     (43,481)
                                                       ------       ------
        Net cash (used for) provided from
          investing activities...................     (52,392)      47,232
                                                       ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of preferred stock..................        -          24,741
    Redemption of preferred stock................        -         (25,557)
    Retirement of pollution control bonds........        -         (27,427)
    Decrease in notes payable....................        -          (8,000)
    Payment of dividends.........................     (37,756)     (36,608)
                                                       ------       ------
        Net cash used for financing activities...     (37,756)     (72,851)
                                                       ------       ------

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                            STATEMENTS OF CASH FLOWS
                                (Thousands of $)


                                                   Six Months Ended June 30
                                                   ------------------------
                                                       1994         1993
                                                       ----         ----

NET (DECREASE) INCREASE IN CASH AND
    TEMPORARY CASH INVESTMENTS...................    $(12,395)    $ 72,268

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF PERIOD..........................      44,105          946
                                                       ------       ------
CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD................................    $ 31,710     $ 73,214
                                                       ------       ------
                                                       ------       ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
        Income taxes.............................    $ 25,864     $ 25,378
        Interest on borrowed money...............      20,183       23,475


For the purposes of this statement, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                      LOUISVILLE GAS AND ELECTRIC COMPANY
                        STATEMENTS OF RETAINED EARNINGS
                               (Thousands of $)


                                       Three Months Ended   Six Months Ended
                                             June 30             June 30
                                       ------------------   ----------------
                                         1994      1993      1994      1993
                                         ----      ----      ----      ----
Balance at beginning of period........ $159,330  $181,366  $194,903  $178,667
Add net income........................   20,636    16,566     3,941    37,352
                                        -------   -------   -------   -------
                                        179,966   197,932   198,844   216,019
                                        -------   -------   -------   -------
Deduct: Cash dividends declared
          on stock -
          5% cumulative preferred.....      269       269       538       538
          7.45% cumulative preferred..      400       399       799       799
          $8.90 cumulative preferred..     -          556      -        1,112
          Auction rate cumulative
            preferred.................      344       305       687       667
          $5.875 cumulative preferred.      367       139       734       139
          Common......................     -       16,500    17,500    33,000
        Preferred stock redemption
          expense.....................     -          818      -          818
                                        -------   -------   -------   -------
                                          1,380    18,986    20,258    37,073
                                        -------   -------   -------   -------

Balance at end of period.............. $178,586  $178,946  $178,586  $178,946
                                        -------   -------   -------   -------
                                        -------   -------   -------   -------

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

   In addition to the realignment, LG&E has re-evaluated its regulatory strategy which previously had been to seek full recovery of certain costs deferred in accordance with prior precedents established by the Public Service Commission of Kentucky. LG&E completed its study in the first quarter of 1994 and decided to write off several non-recurring items amounting to approximately $38.6 million before-tax. While LG&E continues to believe that it could have reasonably expected to recover these costs in future rate proceedings before the Public Service Commission of Kentucky, LG&E decided to deduct these expenses currently and not seek recovery for such expenses in future rates due to increasing competitive pressures and the existing and anticipated future economic conditions.
   The items written off include costs incurred in connection with early retirements and work force reductions that occurred in 1992 and 1993 which consist primarily of separation payments, enhanced early retirement benefits, and health care benefits; costs associated with property damage claims pertaining to particulate emissions from its Mill Creek electric generating plant which primarily consist of spotting on automobile finish and aluminum siding; and certain costs previously deferred resulting from adoption in January 1993 of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions.

3. In the first quarter of 1994, the Board of Directors of the Company approved the formation of a tax-exempt charitable foundation which will make charitable contributions to qualified persons and entities. The Board authorized an initial contribution to the foundation of up to $15 million. Accordingly, the Company recorded a pre-tax charge against income and accrued $15 million to fund the contribution. On June 6, 1994, the Internal Revenue Service issued a letter stating that it had determined the foundation was exempt from Federal income tax under the Internal Revenue Code. Funding of the initial contribution is expected to be completed by year-end. Contributions made from this foundation will not be charged against income and, therefore, will not affect the Company's net income in the future.

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

5. The Company adopted the provisions of SFAS No. 115 (Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities) effective January 1, 1994. Accordingly, investments in marketable securities have been determined to be "available-for-sale" and are stated at market value in the accompanying June 30, 1994, balance sheet. Realized investment gains and losses are calculated on the specific identification basis and were immaterial during the three- and six-month periods ended June 30, 1994. Proceeds from sales of available-for-sale securities for the three-and six-month periods ended June 30, 1994, were $11.1 million and $32.7 million, respectively. The pre-tax amount ($1.6 million) reflected in common equity as unrealized loss includes gross unrealized losses ($1.7 million) net of gross unrealized gains ($.1 million).

   Available-for-sale securities at June 30, 1994, consisted of $34.8 million classified as other property and investments in the accompanying balance sheet. The $34.8 million is composed of approximately $14 million debt securities and $21 million equity securities. The difference between the amortized and unamortized cost bases of the Company's available-for-sale securities at June 30, 1994, was immaterial. The approximate fair values of debt securities by contractual-maturity category were as follows: between one and five years, $6 million; between five and ten years, $5 million; not due at a single maturity date, $3 million.

6. Reference is made to Part II herein - Item 1, Legal Proceedings.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


                              Results of Operations
                              ---------------------

Because of seasonal fluctuations in temperature and other factors the results of one interim period are not necessarily indicative of results to be expected for the year.


                  Quarter Ended June 30, 1994, Compared with
                          Quarter Ended June 30, 1993
                  -------------------------------------------

The increase in net income for the quarter reflects an increase in electric sales to retail customers as a result of warmer weather partially offset by increased operation expenses.

A comparison of operating revenues for the quarter ended June 30, 1994, with the quarter ended June 30, 1993, reflects increases and decreases which have been segregated by the following principal causes:


                                                    Increase or (Decrease)
                                                        (Thousands of $)
                                                  --------------------------
                                                  Electric            Gas
         Cause                                    Revenues          Revenues
         -----                                    --------          --------
Sales to Ultimate Consumers:
  Fuel and gas supply adjustments..............   $   518            $ 1,387
  Variation in sales volume, etc...............     6,846             (1,802)
                                                    -----              -----
      Total....................................     7,364               (415)
Sales to other utilities.......................    (1,278)              -
Gas transportation - net.......................      -                   534
Other..........................................        10                (79)
                                                    -----              -----
      Total....................................   $ 6,096            $    40
                                                    -----              -----
                                                    -----              -----

Fuel for electric generation and gas supply expenses comprise a large segment of the Company's total operating expenses. The Company's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in the Company's rates, subject to the approval of the Public Service Commission of Kentucky. Fuel for electric generation increased 3% for the quarter primarily because of increased generation partially offset by a decrease in the cost of coal burned. Gas supply expenses decreased 5% due mainly to a decrease in the volume of gas delivered to the distribution system and a slight decrease in the cost of gas purchased.

Other operation expenses increased primarily as a result of increased costs to operate the power plants and a higher level of administrative and general expenses including an increase in the provision for uncollectible service accounts.

Depreciation and amortization increased because of increased depreciable plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Other income and deductions include a gain realized from the sale of fully depreciated heavy equipment.

Interest charges decreased because of a lower composite interest rate on outstanding debt.


                 Six Months Ended June 30, 1994, Compared with
                        Six Months Ended June 30, 1993
                 ---------------------------------------------

Excluding the write off of non-recurring items, the formation of a charitable foundation and the adoption of SFAS No. 112 as discussed in Notes 2, 3, and 4, net income for the six months ended June 30, 1994, increased $2.7 million (7.2%) over the same period in 1993, primarily because of increased sales of electricity and natural gas to retail customers. This increase was partially offset by increased storm damage expenses caused by the area's worst winter storm in 16 years which occurred in January 1994.

A comparison of operating revenues for the six months ended June 30, 1994, with the six months ended June 30, 1993, reflects increases and decreases which have been segregated by the following principal causes:

                                                    Increase or (Decrease)
                                                        (Thousands of $)
                                                  --------------------------
                                                  Electric            Gas
         Cause                                    Revenues          Revenues
         -----                                    --------          --------

Sales to Ultimate Consumers:
  Fuel and gas supply adjustments..............   $  (469)          $ 2,199
  Variation in sales volume, etc...............    10,743            10,274
                                                   ------            ------
      Total....................................    10,274            12,473
Sales to other utilities.......................    (4,827)                -
Gas transportation - net.......................      -                 (861)
Other..........................................       116                 8
                                                   ------            ------
      Total....................................   $ 5,563           $11,620
                                                   ------            ------
                                                   ------            ------

Fuel for electric generation increased slightly for the six months primarily because of increased generation. Gas supply expenses increased 12% primarily because of an increase in gas delivered to the distribution system and the higher cost of gas purchased.

Power purchased declined largely because less power was wheeled for other utilities.

Other operation expenses increased mainly as a result of increased costs to operate the electric power plants and gas and electric distribution systems, and an increase in the provision for uncollectible service accounts. Maintenance expenses increased primarily due to an increase in storm damage expenses caused by the severe winter weather and increased costs to maintain the power plants.

Non-recurring charges include the write off of costs in connection with early retirements and work force reductions that occurred in 1992 and 1993, costs in connection with property damage claims pertaining to particulate emissions from the Mill Creek electric generating plant, and certain costs previously deferred resulting from adoption of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. See Note 2 of Notes to Financial Statements.

Depreciation and amortization increased because of an increase in depreciable plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Property and other taxes increased mainly due to payroll taxes associated with severance payments in connection with work force reductions. See Note 2 of Notes to Financial Statements.

Other income and deductions include the provision (net of taxes) associated with the formation of a tax-exempt charitable foundation (see Note 3 of Notes to Financial Statements), and a gain realized from the sale of fully depreciated heavy equipment.

Interest charges decreased because of a lower composite interest rate on outstanding debt.

Cumulative Effect of Change in Accounting for Post-Employment Benefits reflects an accounting change required by the adoption of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits. See Note 4 of Notes to Financial Statements.


                       Liquidity and Capital Resources
                       -------------------------------

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet electric and gas customers' needs and the protection of the environment. Construction expenditures for the first six months of 1994 of $38 million were financed with internally generated funds.

At June 30, 1994, the Company had unused lines of credit of $145 million with banks for which it pays commitment fees. The lines are scheduled to expire at various periods throughout 1994. The Company intends to renegotiate such lines when they expire.

The Company's capitalization ratios at June 30, 1994, and December 31, 1993 were:

                                         June 30, 1994     December 31, 1993
                                         -------------     -----------------

     Long-term debt....................     48.0%                 47.4
     Preferred stock...................      8.4                   8.3
     Common stock equity...............     43.6                  44.3
                                           -----                 -----
       Total...........................    100.0%                100.0%
                                           -----                 -----
                                           -----                 -----

The decrease in common stock equity reflects the write off of several non-recurring items as discussed in Notes 2 and 4 and the provision for charitable contributions discussed in Note 3 of Notes to Financial Statements under Part I, Item 1 - Financial Statements.

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.

                           PART II.  OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1993: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 7 and 8 of the Notes to Financial Statements under Item 8, Financial Statements and Supplementary Data and to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994: Part II, Item I, Legal Proceedings. Except as noted below, there have been no material changes in these proceedings as reported in the Company's 1993 Form 10-K and March 1994 Form 10-Q.

Environmental. As discussed in Note 7 of the Notes to Financial Statements under Item 8 of the Company's 1993 Form 10-K, in August 1993, 34 persons filed a complaint in Jefferson Circuit Court against the Company seeking certification of a class consisting of all persons within 2.5 miles of its Mill Creek generating plant. The plaintiffs seek compensation for alleged personal injury and property damage attributable to emissions from the Mill Creek plant, injunctive relief, a fund to finance medical monitoring of area residents, and other relief. In June 1994, the court denied the plaintiffs' motion for certification of the class and thus limited the scope of the litigation to the claims of the individual plaintiffs. The Company intends to vigorously defend the pending litigation.

As discussed in Note 7 of the Notes to Financial Statements under Item 8 of the 1993 Form 10-K, in June 1992, the U.S. Environmental Protection Agency (USEPA) identified the Company as a potentially responsible party (PRP) allegedly liable under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) for $1.6 million in costs allegedly incurred by USEPA in cleanup of the Sonora site and Carlie Middleton Burn site located in Hardin County, Kentucky. In November 1992, USEPA demanded immediate payment from the PRPs. To date, USEPA has identified nine PRPs for the sites. The Company and several other parties have commenced discussions with USEPA. The USEPA has since increased the amount of its demand to $1.8 million to reflect additional cleanup costs. In the Company's opinion, the resolution of this issue will not have a material adverse impact on its financial position or results of operations.

Trimble County Generating Plant. As discussed in Note 8 of the Notes to Financial Statements under Item 8 of the Company's 1993 Form 10-K and in
Part II, Item 1, of the March 1994 Form 10-Q, on January 7, 1994, the Company filed testimony with the Kentucky Public Service Commission (Commission) in which it recommended that the Commission allow it to recover the approximately $11.1 million it refunded to customers under the 1989 settlement agreement. Testimony was filed by the Kentucky Attorney General, the Jefferson County Attorney, the Metro Human Needs Alliance, and the Kentucky Industrial Utility Customers. The testimony recommended that the Commission order the Company to refund approximately $183 million, based upon their argument that the Company should refund 25% of the revenue requirements associated with Trimble County's construction-work-in-progress (CWIP) it collected over the course of the Trimble County construction project.

On March 25, 1994, the Kentucky Attorney General and the Jefferson County Attorney (Intervenors) filed a motion with the Commission in which they requested that two of the three members of the Commission and certain unspecified Commission staff employees be recused from further participation in the case. The parties supported the motion by arguing that past statements and orders of the Commission in this and other proceedings showed that the Commissioners had prejudged the issues relevant to the current proceeding. The issues referred to in the motion centered on the Intervenors' claims that the Company should refund 25% of all revenues associated with Trimble County CWIP collected through rates during the course of the plant's construction.

On July 8, 1994, the Commission entered an order which denied the motion.
In the order, the Commission stated that it had not prejudged any issues but rather had decided a number of issues in past proceedings which are binding on it and the parties. The Commission also stated that it had never implied in prior orders that the amounts of Trimble County CWIP included in rate base prior to the issuance of its July 1, 1988, order in Case No. 10064, a general rate case, would be subject to later review. The Commission concluded that the scope of the present case had been limited since at least 1985 when the Commission issued an order that put the Company on notice that in future rate cases the continuation of allowing a return on further additions to Trimble County CWIP would be an issue.

The Commission made its July 8, 1994, order final and appealable. The order also stated that the Commission would not take any further action in this case pending the passage of the statutory amount of time to file an appeal. On July 27, the Intervenors filed with the Commission a Petition for Rehearing of the July 8 order. The Petition requested that the Commission reconsider the statements it made in the order regarding the scope of the case, and in the alternative requested that the Commission schedule a hearing date on which the Intervenors can make an offer of proof of their prefiled testimony on the issue of refunds of revenues collected prior to the effective date of the 1988 order in Case No. 10064.

On July 27, 1994, the Kentucky Industrial Utility Customers (KIUC) filed an Application for Rehearing with the Commission. The Application seeks rehearing on the issue of whether the Commission's July 8 order decides that prior Commission orders regarding rate treatment of the Company's investment in Trimble County prevent the Commission in this case from ordering refunds of revenue related to Trimble County CWIP collected from 1979 through 1990. On July 29, 1994, the City of Louisville filed a pleading with the Commission in which it indicated its support for and joinder in the Application of KIUC.

Under statute, the Commission has until August 16, 1994 to rule on the Intervenors' and KIUC's requests for rehearing. If the Commission fails to rule by that date, the requests are by law deemed denied. The parties will then have 20 days from August 16, or September 6, 1994, to file actions in the Franklin Circuit Court for review of the Commission's July 8 order. If the Commission issues an order by August 16, 1994 which denies the requests, then the parties will have 23 days from the date such an order is issued to file actions in the Franklin Circuit Court for review.

The Company believes that the Commission's July 8 order forecloses the possibility that the Commission will entertain the position that the Intervenors have taken in their previously-filed testimony that the Company should refund approximately $183 million to its customers. The Company believes that remaining at issue in the proceeding is what amount, if any, of the approximately $30 million it collected subject to refund under a rate case order issued in 1988 should be returned to ratepayers. Of this amount, the Company has already returned to ratepayers under the 1989 settlement agreement approximately $11.1 million through refunds and rate reductions. The Company has submitted testimony to the Commission which recommends that it be allowed to recover this amount. However, the Company is unable to predict the outcome of the Commission proceedings, or the amount of additional refunds or recoveries, if any, that may be ordered.

Item 4.          Submission of Matters to a Vote of Security Holders.

(a)     The Company's Annual Meeting of Stockholders was held on May 24,
        1994.

(b)     Not applicable.

(c) The matters voted upon and the results of the voting at the Annual Meeting were as follows:

        1. The stockholders voted to elect the Company's nominees for election to the Board of Directors as follows:

             . William C. Ballard, Jr. - 22,645,673 shares in favor of election and 12,272 shares withheld;

             . S. Gordon Dabney - 22,643,314 shares in favor of election and 14,631 shares withheld; and

             . T. Ballard Morton, Jr. - 22,643,583 shares in favor of election and 14,362 shares withheld.

        2. The stockholders voted 22,636,432 shares of voting stock in favor of and 4,305 shares of voting stock against the approval of Arthur Andersen & Co. as independent auditors for the Company for 1994. Holders of 17,208 shares of voting stock abstained from voting on this matter.

(d)     Not applicable.

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

                                       LOUISVILLE GAS AND ELECTRIC COMPANY
                                       -----------------------------------
                                                      Registrant


                                     By   M. L. Fowler
                                         -----------------------------------
                                          Vice President and Controller
                                          (On behalf of the registrant in
                                           his capacity as Principal
                                           Accounting Officer)
Date August 12, 1994
     ---------------