Form 10-Q
period 1994-09-30
LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1994-11-14
CIK 60549

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended September 30, 1994
                                                ------------------

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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
21,294,223 shares, without par value, as of October 31, 1994, all of which
- --------------------------------------------------------------------------
were held by LG&E Energy Corp.
- ------------------------------

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

                                     Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                     -------------------   -----------------
                                       1994     1993         1994     1993
                                       ----     ----         ----     ----
OPERATING REVENUES
    Electric.......................  $169,617 $181,028     $436,206 $442,054
    Gas............................    20,500   19,380      146,631  133,891
                                      -------  -------      -------  -------
        Total operating revenues...   190,117  200,408      582,837  575,945
                                      -------  -------      -------  -------
OPERATING EXPENSES
    Fuel for electric generation...    39,838   41,921      109,641  111,097
    Power purchased................     1,621    5,747        8,923   14,214
    Gas supply expenses............    12,374   11,560       98,220   88,409
    Other operation expenses.......    33,369   33,831      103,250  100,052
    Maintenance....................    10,441   11,862       37,276   36,428
    Non-recurring charges (Note 2).      -        -          38,613     -
    Depreciation and amortization..    20,633   19,882       61,899   59,645
    Federal and State income
        taxes......................    22,025   23,867       29,624   44,799
    Property and other taxes.......     3,903    3,952       13,003   12,367
                                      -------  -------      -------  -------
        Total operating expenses...   144,204  152,622      500,449  467,011
                                      -------  -------      -------  -------
NET OPERATING INCOME...............    45,913   47,786       82,388  108,934
Other Income and (Deductions) -
    net............................       280      117        1,269      162
Contribution to Charitable
    Foundation - net (Note 3)......      -        -           8,946     -
Interest Charges...................    10,755   11,456       31,963   35,297
                                      -------  -------      -------  -------
INCOME BEFORE CUMULATIVE EFFECT
    OF A CHANGE IN ACCOUNTING
    PRINCIPLE......................    35,438   36,447       42,748   73,799
Cumulative Effect of Change in
    Accounting for Post-Employment
    Benefits, net of income taxes
    of $2,280 (Note 4).............      -        -          (3,369)    -
                                      -------  -------      -------  -------
NET INCOME.........................    35,438   36,447       39,379   73,799
Preferred Stock Dividends..........     1,503    1,348        4,261    4,603
                                      -------  -------      -------  -------
NET INCOME AVAILABLE FOR
    COMMON STOCK...................  $ 33,935 $ 35,099     $ 35,118 $ 69,196
                                      -------  -------      -------  -------
                                      -------  -------      -------  -------

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                                 BALANCE SHEETS
                                (Thousands of $)

                                     ASSETS


                                              September 30,      December 31,
                                                  1994               1993
                                              -------------      ------------

UTILITY PLANT
    At Original Cost.......................... $2,515,768         $2,464,101
    Less: Reserve for depreciation............    877,876            823,141
                                                ---------          ---------
                                                1,637,892          1,640,960
                                                ---------          ---------
OTHER PROPERTY AND INVESTMENTS -
    less reserve..............................     50,490             22,067
                                                ---------          ---------
CURRENT ASSETS
    Cash and temporary cash investments.......     53,456             44,105
    Accounts receivable - less reserve........     81,756            104,397
    Materials and supplies - at average cost
        Fuel (predominantly coal).............     13,374             12,075
        Gas stored underground................     33,809             33,370
        Other.................................     38,150             40,357
    Prepayments...............................        853                360
                                                ---------          ---------
                                                  221,398            234,664
                                                ---------          ---------
DEFERRED DEBITS AND OTHER ASSETS
    Unamortized debt expense..................     23,785             24,698
    Accumulated deferred income taxes.........     79,879             58,675
    Regulatory asset - income taxes...........     38,860             39,651
    Other.....................................     22,908             52,195
                                                ---------          ---------
                                                  165,432            175,219
                                                ---------          ---------
                                               $2,075,212         $2,072,910
                                                ---------          ---------
                                                ---------          ---------

                      LOUISVILLE GAS AND ELECTRIC COMPANY
                             CAPITAL AND LIABILITIES
                                (Thousands of $)


                                              September 30,      December 31,
                                                  1994               1993
                                              -------------      ------------
CAPITALIZATION
    COMMON STOCK, without par value -
        Authorized 75,000,000 shares;
        outstanding 21,294,223 shares......... $  425,170         $  425,170
    COMMON STOCK EXPENSE......................       (836)              (836)
    UNREALIZED LOSS ON MARKETABLE SECURITIES,
        net of income taxes of $760 (Note 5)..     (1,170)              -
    RETAINED EARNINGS.........................    194,521            194,903
                                                ---------          ---------
                                                  617,685            619,237
    CUMULATIVE PREFERRED STOCK................    116,716            116,716
    LONG-TERM DEBT............................    662,866            662,879
                                                ---------          ---------
                                                1,397,267          1,398,832
                                                ---------          ---------

CURRENT LIABILITIES
    Accounts payable..........................     64,667             93,551
    Dividends declared........................     19,503             18,878
    Accrued taxes.............................     15,607              9,494
    Accrued interest..........................     11,718             12,864
    Other.....................................     11,406             11,127
                                                ---------          ---------
                                                  122,901            145,914
                                                ---------          ---------

DEFERRED CREDITS AND OTHER LIABILITIES
    Accumulated deferred income taxes.........    348,466            340,235
    Investment tax credit,
        in process of amortization............     88,004             91,572
    Customers' advances for construction......      8,258              7,384
    Regulatory liability - income taxes......      47,998             46,528
    Other.....................................     62,318             42,445
                                                ---------          ---------
                                                  555,044            528,164
                                                ---------          ---------
                                               $2,075,212         $2,072,910
                                                ---------          ---------
                                                ---------          ---------

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                            STATEMENTS OF CASH FLOWS
                                (Thousands of $)


                                                  Nine Months Ended Sept. 30
                                                  --------------------------
                                                       1994         1993
                                                       ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income...................................    $ 39,379     $ 73,799
    Items not requiring cash currently:
        Depreciation and amortization............      61,899       59,878
        Deferred income taxes - net..............     (10,175)         884
        Investment tax credit - net..............      (3,568)     (11,856)
        Cumulative effect of change in
            accounting principle.................       3,369         -
        Non-recurring charges....................      38,613         -
        Other....................................       5,675        3,777
    (Increase) decrease in certain net
      current assets:
        Accounts receivable......................      22,641        6,111
        Materials and supplies...................         469        2,194
        Accounts payable.........................     (28,884)      (8,499)
        Accrued taxes............................       6,113       20,785
        Accrued interest.........................      (1,146)      (2,219)
        Prepayments and other....................        (214)         495
    Other........................................       2,119          384
                                                      -------      -------
        Net cash provided from
          operating activities...................     136,290      145,733
                                                      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of capital asset........................        -          91,076
    Long-term investment in securities...........     (30,357)     (10,773)
    Construction expenditures....................     (57,446)     (62,951)
                                                      -------      -------
        Net cash (used for) provided from
          investing activities...................     (87,803)      17,352
                                                      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of preferred stock..................        -          24,716
    Issuance of first mortgage and
        pollution control bonds..................        -         175,433
    Redemption of preferred stock................        -         (25,558)
    Retirement of first mortgage and
        pollution control bonds..................        -        (205,872)
    Payment of notes payable.....................        -          (8,000)
    Payment of dividends.........................     (39,136)     (54,777)
                                                      -------      -------
        Net cash used for financing activities...     (39,136)     (94,058)
                                                      -------      -------

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                            STATEMENTS OF CASH FLOWS
                                (Thousands of $)


                                                  Nine Months Ended Sept. 30
                                                  --------------------------
                                                       1994         1993
                                                       ----         ----
NET INCREASE IN CASH AND
    TEMPORARY CASH INVESTMENTS...................    $  9,351     $ 69,027

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF PERIOD..........................      44,105          946
                                                      -------      -------
CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD................................    $ 53,456     $ 69,973
                                                      -------      -------
                                                      -------      -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
        Income taxes.............................    $ 34,709     $ 37,453
        Interest on borrowed money...............      32,038       36,799


For the purposes of this statement, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                         STATEMENTS OF RETAINED EARNINGS
                                (Thousands of $)


                                       Three Months Ended  Nine Months Ended
                                           September 30       September 30
                                       ------------------  -----------------
                                         1994      1993      1994      1993
                                         ----      ----      ----      ----

Balance at beginning of period........ $178,586  $178,946  $194,903  $178,667
Add net income........................   35,438    36,447    39,379    73,799
                                        -------   -------   -------   -------
                                        214,024   215,393   234,282   252,466
                                        -------   -------   -------   -------
Deduct: Cash dividends declared
          on stock -
          5% cumulative preferred.....      269       269       807       807
          7.45% cumulative preferred..      400       400     1,199     1,199
          $8.90 cumulative preferred..     -         -         -        1,112
          Auction rate cumulative
            preferred.................      467       312     1,154       979
          $5.875 cumulative preferred.      367       367     1,101       506
          Common......................   18,000    17,000    35,500    50,000
        Preferred stock redemption
          expense.....................     -         -         -          818
                                        -------   -------   -------   -------
                                         19,503    18,348    39,761    55,421
                                        -------   -------   -------   -------

Balance at end of period.............. $194,521  $197,045  $194,521  $197,045
                                        -------   -------   -------   -------
                                        -------   -------   -------   -------


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

2. Effective January 1, 1994, LG&E's parent company, LG&E Energy Corp., realigned its business to reflect its outlook for rapidly emerging competition in all segments of the energy services industry. Under the realignment, a national business unit, LG&E Energy Services, was formed to develop and manage all of its utility and non-utility electric power generation and concentrate on the marketing and brokering of wholesale electric power on a regional and national basis. LG&E will increase its focus on customer service and develop more customer options as the utility industry becomes more competitive in the future.

   In addition to the realignment, LG&E re-evaluated its regulatory strategy which previously had been to seek full recovery of certain costs deferred in accordance with prior precedents established by the Public Service Commission of Kentucky. LG&E completed its study in the first quarter of 1994 and decided to write off several non-recurring items amounting to approximately $38.6 million before-tax. While LG&E continues to believe that it could have reasonably expected to recover these costs in future rate proceedings before the Public Service Commission of Kentucky, LG&E decided to deduct these expenses currently and not seek recovery for such expenses in future rates due to increasing competitive pressures and the existing and anticipated future economic conditions. The items written off include costs incurred in connection with early retirements and work force reductions that occurred in 1992 and 1993 which consist primarily of separation payments, enhanced early retirement benefits, and health care benefits; costs associated with property damage claims pertaining to particulate emissions from its Mill Creek electric generating plant which primarily consist of spotting on automobile finish and aluminum siding; and certain costs previously deferred resulting from adoption in January 1993 of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions.

3. In the first quarter of 1994, the Board of Directors of the Company approved the formation of a tax-exempt charitable foundation which will make charitable contributions to qualified persons and entities. The Board authorized an initial contribution to the foundation of up to $15 million. Accordingly, the Company recorded an after-tax charge against income of $8.9 million. On June 6, 1994, the Internal Revenue Service issued a letter stating that it had determined the foundation was exempt from Federal income tax under the Internal Revenue Code. Funding of the initial $15 million contribution is expected to be completed by year-end. Contributions made from this foundation will not be charged against income and, therefore, will not affect the Company's net income in the future.

4. The Company adopted SFAS No. 112 (Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits) in the first quarter of 1994. SFAS No. 112 requires the accrual of the expected cost of benefits to former or inactive employees after employment but before retirement. The cumulative effect of the accounting change was recorded in the first quarter of 1994 and decreased net income by $3.4 million.

5. The Company adopted the provisions of SFAS No. 115 (Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities) effective January 1, 1994. Accordingly, investments in marketable securities have been determined to be "available-for-sale" and are stated at market value in the accompanying September 30, 1994, balance sheet. Available-for-sale securities at September 30, 1994, consisted of $50 million classified as Other Property and Investments.

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


                Quarter Ended September 30, 1994, Compared with
                        Quarter Ended September 30, 1993
                -----------------------------------------------

The decrease in net income for the quarter reflects a 10% decrease in electric sales to residential customers attributable to the cooler summer weather and decreased off-system sales.

A comparison of operating revenues for the quarter ended September 30, 1994, with the quarter ended September 30, 1993, reflects increases and decreases which have been segregated by the following principal causes:


                                                    Increase or (Decrease)
                                                       (Thousands of $)
                                                  -------------------------
                                                  Electric           Gas
         Cause                                    Revenues         Revenues
         -----                                    --------         --------
Sales to Ultimate Consumers:
  Fuel and gas supply adjustments..............  $    904           $1,231
  Variation in sales volume, etc...............    (7,086)            (710)
                                                   ------            -----
      Total....................................    (6,182)             521
Sales for resale...............................    (5,237)            -
Gas transportation - net.......................      -                 635
Other..........................................         8              (36)
                                                   ------            -----
      Total....................................  $(11,411)          $1,120
                                                   ------            -----
                                                   ------            -----

Fuel for electric generation and gas supply expenses comprise a large segment of the Company's total operating expenses. The Company's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in the Company's rates, subject to the approval of the Public Service Commission of Kentucky. Fuel for electric generation decreased $2.1 million (5%) for the quarter primarily because of a decrease in the cost of coal burned ($1.2 million) and decreased generation of 3%. Gas supply expenses increased $.8 million (7%) due mainly to an increase in net gas supply cost ($1.8 million) partially offset by a 9% decrease in the volume of gas delivered to the distribution system.

Power purchased decreased $4.1 million primarily because less power was wheeled for other utilities as a result of the milder weather in the region.

Maintenance expenses decreased $1.4 million (12%) primarily due to decreased repairs at the power plants related to sulfur dioxide removal equipment ($.9 million).

Depreciation and amortization increased because of increased depreciable plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Interest charges decreased because of a lower composite interest rate on outstanding debt. A component of interest expense was the cost associated with $30 million of interest rate swaps that the Company entered into as a standard hedging device in connection with the issuance of Pollution Control Bonds Series S due September 1, 2017, in 1992. The swaps are designed to reduce the Company's exposure to interest rate risk. During the three months ended September 30, 1994, the Company received interest at a composite rate of 2.89% and paid interest at a composite rate of 4.55% pursuant to the swaps.


               Nine Months Ended September 30, 1994, Compared with
                       Nine Months Ended September 30, 1993
               ---------------------------------------------------

Excluding the write off of non-recurring items, the formation of a charitable foundation and the adoption of SFAS No. 112 as discussed in Notes 2, 3, and 4, net income for the nine months ended September 30, 1994, increased $2.0 million (3%) over the same period in 1993, primarily because of increased sales of electricity and natural gas to retail customers. This increase was partially offset by increased storm damage expenses caused by the area's worst winter storm in 16 years which occurred in January 1994.

A comparison of operating revenues for the nine months ended September 30, 1994, with the nine months ended September 30, 1993, reflects increases and decreases which have been segregated by the following principal causes:


                                                     Increase or (Decrease)
                                                        (Thousands of $)
                                                  --------------------------
                                                  Electric            Gas
         Cause                                    Revenues          Revenues
         -----                                    --------          --------

Sales to Ultimate Consumers:
  Fuel and gas supply adjustments..............   $   436           $ 3,430
  Variation in sales volume, etc...............     3,656             9,565
                                                   ------            ------
      Total....................................     4,092            12,995
Sales for resale...............................   (10,064)             -
Gas transportation - net.......................      -                 (226)
Other..........................................       124               (29)
                                                   ------            ------
      Total....................................  $ (5,848)          $12,740
                                                   ------            ------
                                                   ------            ------

Fuel for electric generation decreased $1.5 million (1%) for the nine months because of a decrease in the cost of coal burned. Gas supply expenses increased $9.8 million (11%) because of an increase in the volume of gas delivered to the distribution system ($5.5 million) and the higher cost of gas supply.

Power purchased declined $5.3 million largely because less power was wheeled for other utilities as a result of the milder weather in the region.

Other operation expenses increased $3.2 million (3%) mainly as a result of increased costs to operate electric power plants and gas and electric distribution systems ($1.4 million), an increase in various administrative expenses ($.7 million), and an increase in the provision for uncollectible accounts ($.6 million). Maintenance expenses increased $.8 million (2%) primarily due to an increase in storm damage expenses caused by the severe winter weather during the first quarter ($3 million), partially offset by fewer repairs of a routine nature.

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

Property and other taxes increased mainly because of payroll taxes associated with severance payments in connection with work force reductions. See Note 2 of Notes to Financial Statements.

Other income and deductions include a gain realized from the sale of fully depreciated heavy equipment.

The contribution to a charitable foundation represents the initial contribution (net of taxes) to a tax-exempt charitable foundation. See
Note 3 of Notes to Financial Statements.

Interest charges decreased because of a lower composite interest rate on outstanding debt. A component of interest expense was the cost associated with $30 million of interest rate swaps that the Company entered into as a standard hedging device in connection with the issuance of Pollution Control Bonds Series S due September 1, 2017, in 1992. The swaps are designed to reduce the Company's exposure to interest rate risk. During the nine months ended September 30, 1994, the Company received interest at a composite rate of 2.6% and paid interest at a composite rate of 4.55% pursuant to the swaps.

Cumulative Effect of Change in Accounting for Post-Employment Benefits reflects an accounting change required by the adoption of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits. See Note 4 of Notes to Financial Statements.


                       Liquidity and Capital Resources
                       -------------------------------

The Company's capital structure and cash flow remained strong throughout the reported periods. This is evidenced primarily by the Company's ability to meet its capital needs through internal cash generation, the lack of any short-term borrowings, and the significant investment in marketable securities at September 30, 1994. The need for capital funds is primarily related to the construction of plant and equipment necessary to meet electric and gas customers' needs and the protection of the environment. Construction expenditures for the nine months ended September 30, 1994 of $57 million were financed with internally generated funds.

During 1994, the Company invested $29 million in long-term marketable securities. At September 30, 1994, the total of such securities amounted to $50 million.

Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to seasonal fluctuations in weather, which has a direct effect on sales of electricity and natural gas.

At September 30, 1994, the Company had lines of credit of $145 million with banks for which it pays commitment fees. There were no outstanding borrowings under these credit lines at September 30, 1994. The lines are scheduled to expire at various periods throughout 1994. The Company intends to renegotiate such lines when they expire.

The Company's capitalization ratios at September 30, 1994, and December 31, 1993 were:

                                     September 30, 1994    December 31, 1993
                                     ------------------    -----------------

     Long-term debt...............          47.4%                 47.4%
     Preferred stock..............           8.4                   8.3
     Common stock equity..........          44.2                  44.3
                                           -----                 -----
       Total......................         100.0%                100.0%
                                           -----                 -----
                                           -----                 -----

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings and Item 5, Other Information.

                           PART II.  OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1993: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 7 and 8 of the Notes to Financial Statements under Item 8, Financial Statements and Supplementary Data and to the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994: Part II,
Item I, Legal Proceedings. Except as noted below, there have been no material changes in these proceedings as reported in the Company's 1993
Form 10-K, March 1994 Form 10-Q, and June 1994 Form 10-Q.

Environmental. As discussed in Note 7 of the Notes to Financial Statements under Item 8 of the 1993 Form 10-K and in Part II, Item 1, of the June 1994 Form 10-Q, in June 1992, the U.S. Environmental Protection Agency (USEPA) identified the Company as a potentially responsible party (PRP) allegedly liable under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) for $1.6 million in costs allegedly incurred by USEPA in cleanup of the Sonora site and Carlie Middleton Burn site located in Hardin County, Kentucky. The USEPA has since increased the amount of its demand to $1.8 million to reflect additional cleanup costs. In September 1994, USEPA filed a CERCLA cost recovery action in the U.S. District Court for the Western District of Kentucky against the Company and six other parties. In the Company's opinion, the resolution of this issue will not have a material adverse impact on its financial position or results of operations.

As discussed in Note 7 of the Notes to Financial Statements under Item 8 of the Company's 1993 Form 10-K and in Part II, Item 1, of the June 1994 Form 10-Q, in August 1993, 34 persons filed a complaint in Jefferson Circuit Court against the Company seeking certification of a class consisting of all persons within 2.5 miles of its Mill Creek generating plant. The plaintiffs seek compensation for alleged personal injury and property damage attributable to emissions from the Mill Creek plant, injunctive relief, a fund to finance medical monitoring of area residents, and other relief. In June 1994, the court denied the plaintiffs' motion for certification of the class and thus limited the scope of the litigation to the claims of the individual plaintiffs. In a related matter, the Company has made extensive efforts to settle the property damage claims of certain Mill Creek area residents who are not parties to the pending litigation. The Company has recorded an accrual of $15 million for settlement of these individual property damage claims.

As previously reported, in 1992, the Company entered two agreed orders with the Air Pollution Control District (APCD) of Jefferson County in which the Company committed to undertake remedial measures to address certain particulate emissions and excess sulfur dioxide emissions from its Mill Creek generating plant. In May 1994, the Company completed all specified remedial measures in accordance with the terms of the Agreed Orders. The Company incurred total capital expenditures of approximately $33 million on the project, with an additional $2 million expected to be incurred through 1996 on related modifications. The Company has agreed to commence a joint field sampling program with the APCD to demonstrate the effectiveness of the remedial measures.

In March 1994, the APCD adopted a regulation requiring a 15% reduction from 1990 levels in volatile organic compound (VOC) emissions from industrial sources. There are currently no demonstrated technologies for control of VOC emissions from coal-fired utility boilers. Consequently, compliance with the regulation could require limits on generation at the Mill Creek and Cane Run plants, unless the APCD adopts a provision for compliance through utilization of banked emission allowances. The Company is currently negotiating with the APCD in an effort to demonstrate its eligibility for an exclusion from the VOC reduction requirements or identify alternatives to the current regulation. The Company is currently unable to predict the outcome or exact impact of this matter.

Trimble County Generating Plant. As discussed in Note 8 of the Notes to Financial Statements under Item 8 of the Company's 1993 Form 10-K and in Part II, Item 1, of the March 1994 Form 10-Q and the June 1994 Form 10-Q, on January 7, 1994, the Company filed testimony with the Kentucky Public Service Commission (Commission) in which it recommended that the Commission allow it to recover the approximately $11.1 million it refunded to customers under the 1989 settlement agreement. Testimony was filed by intervenors, including the Kentucky Attorney General, the Jefferson County Attorney, the Metro Human Needs Alliance, and the Kentucky Industrial Utility Customers. Their testimony recommended that the Commission order the Company to refund approximately $183 million, based upon their argument that the Company should refund 25% of the revenue requirements associated with Trimble County's construction-work-in-progress (CWIP) collected through rates over the course of the Trimble County construction project.

On March 25, 1994, the Kentucky Attorney General and the Jefferson County Attorney (Intervenors) filed a motion with the Commission in which they requested that two of the three members of the Commission and certain unspecified Commission staff employees be recused from further participation in the case. The intervenors supported the motion by arguing that past statements and orders of the Commission in this and other proceedings showed that the Commissioners had prejudged the issues relevant to the current proceeding. The issues referred to in the motion centered on the Intervenors' claims that the Company should refund 25% of all revenues associated with Trimble County CWIP collected through rates during the course of the plant's construction.

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

The Commission made its July 8, 1994, order final and appealable. The order also stated that the Commission would not take any further action in this case pending the passage of the statutory amount of time to file an appeal. On July 27, the Intervenors filed with the Commission a Petition for Rehearing of the July 8 order, and the Kentucky Industrial Utility Customers
(KIUC) filed an Application for Rehearing with the Commission as well. On July 29, 1994, the City of Louisville filed a pleading with the Commission in which it indicated its support for and joinder in KIUC's Application.

On August 16, 1994, the Commission entered an Order which denied the request for rehearing. On August 24, 1994, the Kentucky Attorney General, Jefferson County Attorney, and the Metro Human Needs Alliance filed a joint Motion to Admit Evidence, which requested the Commission to indicate whether the intervenors' previously filed testimony on retroactive ratemaking and refund of revenues collected prior to 1988 will be admitted into evidence. The Commission has not ruled on this Motion.

On September 7, 1994, the Intervenors filed a Complaint with the Franklin Circuit Court in which they requested that the court prohibit Commissioners Overbey and Davis from participating in the case, and appoint two special Commissioners to hear the underlying case. The Complaint also requested the Court to require the Commission to consider the issue of refunds based upon pre-1988 CWIP, and to consider all evidence and testimony offered by them.
On September 30, 1994, the Commission filed a Motion to Dismiss the Complaint on the grounds that the Intervenors had failed to serve their Complaint on all parties to the underlying proceedings as required by law, and had failed to designate the Commission record to the court in a timely manner. The Company, on October 10, 1994, filed its response in support of the Commission's motion. On November 7, 1994, the Court dismissed the Complaint, ruling that the Commission's orders of July 8 and August 16 were interlocutory in nature and could not be appealed until the Commission had entered a final order in the proceeding.

The Company believes that the Commission's July 8 order makes it unlikely that the Commission will entertain the position that the Intervenors have taken in their previously-filed testimony that the Company refund approximately $183 million to its customers. The Company believes that remaining at issue is what amount, if any, of the approximately $30 million it collected subject to refund under a rate case order issued in 1988 should be returned to ratepayers. Of this amount, the Company has already returned to ratepayers under the 1989 settlement agreement approximately $11.1 million through refunds and rate reductions. However, the Company is unable to predict the outcome of the Commission proceedings, or the amount of additional refunds or recoveries, if any, that may be ordered.

Environmental Cost Recovery. On October 7, 1994, the Company filed an application with the Kentucky Public Service Commission in which it requested approval of an environmental cost recovery surcharge to recover the costs the Company has and will incur to comply with federal, state, and local environmental requirements that apply to coal combustion wastes and by-products from its generating facilities. Under state law, the Commission has until April 7, 1995, to rule on the application. If approved, the Company estimates that the surcharge will increase electric revenues by $5.5 million in 1995 and $8.3 million in 1996.

Item 5. Other Information. The Company has entered into an agreement with East Kentucky Power Cooperative, Inc. to provide about 40 megawatts of electricity to Gallatin Steel Company's new steel mill in north central Kentucky. The agreement, which takes effect on February 1, 1995, will continue for 10 years and is expected to result in approximately $6 million of revenues annually. Gallatin makes steel for manufacturing plants in Kentucky. The Company will supply the electricity from its power plants in the Louisville area. This transaction was negotiated by LG&E Power Marketing, Inc., an affiliate of the Company, and the terms of the transactions were approved by the Public Service Commission of Kentucky.


Item 6(a).    Exhibits.

Exhibit No.
- -----------

27.      Financial Data Schedule


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

Date November 14, 1994
     -----------------