Form 10-Q
period 1995-03-31
LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1995-05-10
CIK 60549

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1995
                                                --------------

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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
21,294,223 shares, without par value, as of April 30, 1995, all of which
- -------------------------------------------------------------------------
were held by LG&E Energy Corp.
- ------------------------------

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


                                               Quarter Ended March 31
                                               ----------------------

                                                  1995         1994
                                                  ----         ----
OPERATING REVENUES
    Electric..............................      $123,542     $123,317
    Gas...................................        75,975       96,362
                                                 -------      -------
        Total operating revenues..........       199,517      219,679
                                                 -------      -------
OPERATING EXPENSES
    Fuel for electric generation..........        31,851       33,233
    Power purchased.......................           807        3,387
    Gas supply expenses...................        48,367       67,399
    Other operation expenses..............        35,398       35,354
    Maintenance...........................        11,482       13,274
    Non-recurring charges (Note 3)........          -          38,613
    Depreciation and amortization.........        21,440       20,633
    Federal and State income taxes........        13,228       (4,054)
    Property and other taxes..............         4,535        5,237
                                                 -------      -------
        Total operating expenses..........       167,108      213,076
                                                 -------      -------
NET OPERATING INCOME......................        32,409        6,603
Other Income and (Deductions).............           401         (489)
Contribution to Charitable
  Foundation - net (Note 3)...............          -           8,946
Interest Charges..........................        10,971       10,494
                                                 -------      -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    A CHANGE IN ACCOUNTING PRINCIPLE......        21,839      (13,326)

Cumulative Effect of Change in Accounting
    for Post-Employment Benefits, net of
    income taxes of $2,280 (Note 4).......          -          (3,369)
                                                 -------      -------
NET INCOME (LOSS).........................        21,839      (16,695)

Preferred Stock Dividends.................         1,617        1,378
                                                 -------      -------
NET INCOME (LOSS) AVAILABLE FOR
    COMMON STOCK..........................      $ 20,222    $ (18,073)
                                                 -------      -------
                                                 -------      -------

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                                 BALANCE SHEETS
                                (Thousands of $)

                                     ASSETS


                                                March 31,        December 31,
                                                  1995               1994
                                              -------------      ------------

UTILITY PLANT
    At Original Cost.......................... $2,555,953         $2,537,895
    Less: Reserve for depreciation............    900,626            881,861
                                                ---------          ---------
                                                1,655,327          1,656,034
                                                ---------          ---------
OTHER PROPERTY AND INVESTMENTS -
    less reserve..............................     46,231             50,681
                                                ---------          ---------
CURRENT ASSETS
    Cash and temporary cash investments.......     70,312             39,138
    Accounts receivable - less reserve........     81,734             86,058
    Materials and supplies - at average cost
        Fuel (predominantly coal).............     12,690             13,869
        Gas stored underground................     10,512             31,354
        Other.................................     36,957             37,299
    Prepayments...............................      1,749                253
                                                ---------          ---------
                                                  213,954            207,971
                                                ---------          ---------
DEFERRED DEBITS AND OTHER ASSETS
    Unamortized debt expense..................      7,687              7,776
    Regulatory assets.........................     31,020             31,726
    Other.....................................     10,702             12,402
                                                ---------          ---------
                                                   49,409             51,904
                                                ---------          ---------
                                               $1,964,921         $1,966,590
                                                ---------          ---------
                                                ---------          ---------

                      LOUISVILLE GAS AND ELECTRIC COMPANY
                             CAPITAL AND LIABILITIES
                                (Thousands of $)


CAPITALIZATION
    COMMON STOCK, without par value -
        Authorized 75,000,000 shares;
        outstanding 21,294,223 shares......... $  425,170         $  425,170
    COMMON STOCK EXPENSE......................       (836)              (836)
    UNREALIZED LOSS ON MARKETABLE SECURITIES,
        net of income taxes of $739 and
        $1,434................................       (725)           (1,751)
    RETAINED EARNINGS.........................    180,117            193,895
                                                ---------          ---------
                                                  603,726            616,478
    CUMULATIVE PREFERRED STOCK................    116,716            116,716
    LONG-TERM DEBT............................    662,858            662,862
                                                ---------          ---------
                                                1,383,300          1,396,056
                                                ---------          ---------

CURRENT LIABILITIES
    Accounts payable..........................     55,283             70,770
    Dividends declared........................     35,617             19,567
    Accrued taxes.............................     18,870              8,247
    Accrued interest..........................     11,709             13,394
    Other.....................................     11,465             10,277
                                                ---------          ---------
                                                  132,944            122,255
                                                ---------          ---------

DEFERRED CREDITS AND OTHER LIABILITIES
    Accumulated deferred income taxes.........    278,218            275,814
    Investment tax credit,
        in process of amortization............     87,627             88,779
    Accumulated provision for pensions
        and related benefits..................     47,094             49,104
    Customers' advances for construction......      8,778              8,621
    Regulatory liability......................      8,914              8,914
    Other.....................................     18,046             17,047
                                                ---------          ---------
                                                  448,677            448,279
                                                ---------          ---------
                                               $1,964,921         $1,966,590
                                                ---------          ---------
                                                ---------          ---------

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                            STATEMENTS OF CASH FLOWS
                                (Thousands of $)


                                                    Quarter Ended March 31
                                                  --------------------------
                                                       1995         1994
                                                       ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)............................    $ 21,839     $(16,695)
    Items not requiring cash currently:
        Depreciation and amortization............      21,440       20,633
        Deferred income taxes - net..............       1,709      (14,818)
        Investment tax credit - net..............      (1,152)      (1,189)
        Cumulative effect of change in
            accounting principle.................        -           3,369
        Non-recurring charges....................        -          38,613
        Other....................................         946        3,759
    (Increase) decrease in certain net
      current assets:
        Accounts receivable......................       4,324        7,581
        Materials and supplies...................      22,363       21,930
        Accounts payable.........................     (15,487)      (4,180)
        Accrued taxes............................      10,623          204
        Accrued interest.........................      (1,685)      (1,375)
        Prepayments and other....................        (308)         462
    Other........................................        (364)      (4,192)
                                                      -------      -------
        Net cash provided from
          operating activities...................      64,248       54,102
                                                      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of securities.......................     (44,160)     (22,665)
    Proceeds from sales of securities............      50,329        8,818
    Construction expenditures....................     (19,676)     (14,323)
                                                      -------      -------
        Net cash used for investing activities...     (13,507)     (28,170)
                                                      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of dividends.........................     (19,567)     (18,878)
                                                      -------      -------
        Net cash used for financing activities...     (19,567)     (18,878)
                                                      -------      -------

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                            STATEMENTS OF CASH FLOWS
                                (Thousands of $)


NET INCREASE IN CASH AND
    TEMPORARY CASH INVESTMENTS...................    $ 31,174     $  7,054

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF PERIOD..........................      39,138       44,105
                                                      -------      -------
CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD................................    $ 70,312     $ 51,159
                                                      -------      -------
                                                      -------      -------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
        Income taxes.............................    $   -       $  4,970
        Interest on borrowed money...............      12,250      11,583


For the purposes of this statement, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                         STATEMENTS OF RETAINED EARNINGS
                                (Thousands of $)


                                                 Quarter Ended March 31
                                                 ----------------------
                                                   1995          1994
                                                   ----          ----

Balance at beginning of period........           $193,895      $194,903
Add net income (loss).................             21,839       (16,695)
                                                  -------       -------
                                                  215,734       178,208
                                                  -------       -------
Deduct: Cash dividends declared
          on stock -
          5% cumulative preferred.....                269           269
          7.45% cumulative preferred..                400           400
          Auction rate cumulative
            preferred.................                581           342
          $5.875 cumulative preferred.                367           367
          Common......................             34,000        17,500
                                                  -------       -------
                                                   35,617        18,878
                                                  -------       -------

Balance at end of period..............           $180,117      $159,330
                                                  -------       -------
                                                  -------       -------

                           NOTES TO FINANCIAL STATEMENTS
                           -----------------------------

1. The financial statements included herein have been prepared by Louisville Gas and Electric Company (the "Company" or "LG&E"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1994.

2. The Company filed an application with the Public Service Commission of Kentucky (Commission) on October 7, 1994, in which it requested approval of an environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for the
   production of energy from coal.   On April 6, 1995, the Commission
   approved an environmental cost recovery surcharge that will increase electric revenues by approximately $3.8 million in 1995 and $7.2 million in 1996. The surcharge became effective on May 1, 1995. The Company and the Kentucky Attorney General have filed applications for rehearing on certain issues in the April 6 order. Among other things, the Kentucky Attorney General is requesting a reduction of the amounts recoverable by the Company. The Company cannot predict what action, if any, the Commission may take in this matter.

3. As part of a study of LG&E Energy Corp.'s business strategy and realignment during 1994, the Company re-evaluated its regulatory strategy which previously had been to seek full recovery of certain costs deferred in accordance with prior precedents established by the Commission. As a result of this re-evaluation, in the first quarter of 1994, the Company wrote off certain expenses that had previously been deferred amounting to approximately $38.6 million before taxes. While the Company continues to believe that it could have reasonably expected to recover these costs in future rate proceedings before the Commission, the Company decided to deduct these expenses currently and not seek recovery for such expenses in future rates due to increasing competitive pressures and the existing and anticipated future economic conditions. The items written off include costs incurred in connection with early retirements and workforce reductions that occurred in 1992 and 1993 which consist primarily of separation payments, enhanced early retirement benefits, and health care benefits; costs associated with property damage claims pertaining to particulate emissions from its Mill Creek electric generating plant which primarily consist of spotting on automobile finish and aluminum siding; and certain costs previously deferred resulting from adoption in January 1993 of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions.

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

4. The Company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits (SFAS 112) on
   January 1, 1994, as required. SFAS 112 requires the accrual of the expected cost of benefits to former or inactive employees after employment but before retirement. The cumulative effect of the accounting change was recorded in the first quarter of 1994 and decreased net income by $3.4 million.

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


                   Quarter Ended March 31, 1995, Compared with
                           Quarter Ended March 31, 1994
                   -------------------------------------------

Net income increased $38.5 million for the quarter ended March 31, 1995, over the first quarter of 1994. This increase was due to the write off, in the first quarter of 1994, of non-recurring items, the formation of a charitable foundation and the adoption of SFAS No. 112. Without consideration of the charges against income in 1994 as discussed above, net income for the quarter increased $2.4 million (12.5%). This increase is due primarily to higher electric wholesale and retail industrial sales and lower maintenance expenses. Maintenance expenses incurred in the first quarter of 1994 were higher because of the severe winter storm in January 1994.

A comparison of operating revenues for the quarter ended March 31, 1995, with the quarter ended March 31, 1994, reflects increases and decreases which have been segregated by the following principal causes:

                                                    Increase or (Decrease)
                                                       (Thousands of $)
                                                  -------------------------
                                                  Electric           Gas
         Cause                                    Revenues         Revenues
         -----                                    --------         --------
Sales to Ultimate Consumers:
  Fuel and gas supply adjustments..............   $(2,877)         $ (7,227)
  Demand side management/revenue decoupling....     2,445             2,073
  Variation in sales volume, etc...............     1,149           (16,963)
                                                   ------            ------
      Total....................................       717           (22,117)
Sales for resale...............................      (436)             -
Gas transportation - net.......................      -                2,003
Other..........................................       (56)             (273)
                                                   ------            ------
      Total....................................   $   225          $(20,387)
                                                   ------            ------
                                                   ------            ------

Fuel for electric generation and gas supply expenses comprise a large segment of the Company's total operating expenses. The Company's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in the Company's rates, subject to the approval of the Public Service Commission of Kentucky. Fuel for electric generation decreased $1.4 million (4%) for the quarter primarily because of a decrease in the cost of coal burned ($2.8 million) partially offset by increased generation of 4%. Gas supply expenses decreased $19 million (28%) due mainly to a lower volume of gas delivered to the distribution system ($14.1 million) and a decrease in net gas supply cost ($4.9 million).

The Company implemented a Commission approved demand side management (DSM) program in January 1994. The agreement contains a rate mechanism that will allow the Company concurrent recovery of DSM costs; provide the Company an incentive for implementing DSM programs; and allow the Company to recover revenues due to lost sales associated with the DSM programs.

Power purchased decreased $2.6 million due mainly to less power wheeled for other utilities as a result of the milder weather in the region.

Maintenance expenses decreased $1.8 million (14%) primarily due to storm damage expenses related to the severe winter weather during the first quarter of 1994.

Non-recurring charges written off during the first quarter of 1994 include the costs in connection with early retirements and work force reductions that occurred in 1992 and 1993, costs in connection with property damage claims pertaining to particulate emissions from the Mill Creek electric generating plant, and certain costs previously deferred resulting from adoption of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. See Note 3 of Notes to Financial Statements.

Depreciation and amortization increased because of additional depreciable plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Property and other taxes decreased mainly due to payroll taxes associated with severance payments in connection with work force reductions recorded in the first quarter of 1994. See Note 3 of Notes to Financial Statements.

Other income and deductions increased primarily due to an increase in dividend and interest income from investments.

The contribution to charitable foundation represents the expense (net of taxes) associated with the formation of a tax-exempt charitable foundation recorded in the first quarter of 1994. See Note 3 of Notes to Financial Statements.

Interest charges increased because of a higher composite interest rate on outstanding debt. A component of interest expense was the cost associated with $30 million of interest rate swaps that the Company entered into as a standard hedging device in connection with the issuance of Pollution Control Bonds Series S due September 1, 2017, in 1992. The swaps are designed to reduce the Company's exposure to interest rate risk. During the three months ended March 31, 1995, the Company received interest at a composite rate of 3.7% and paid interest at a composite rate of 4.55% pursuant to the swaps.

Cumulative Effect of Change in Accounting for Post-Employment Benefits reflects an accounting change required by the adoption of Statement of Financial Accounting Standards No. 112, Employers' Accounting for
Post-Employment Benefits during the first quarter of 1994. See Note 4 of Notes to Financial Statements.


                       Liquidity and Capital Resources
                       -------------------------------

The Company's capital structure and cash flow remained strong throughout the reported periods. This is evidenced primarily by the Company's ability to meet its capital needs through internal generation and the investment in available-for-sale-securities at March 31, 1995.

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet electric and gas customers' needs and the protection of the environment. Construction expenditures for the first quarter of 1995 of $20 million were financed with internally generated funds.

The Company's combined cash and temporary cash investments balance increased $31 million in the first quarter of 1995. The increase reflects the Company's cash flow from operations, less capital expenditures, and dividend payments.

Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to seasonal fluctuations in weather, which has a direct effect on sales of electricity and natural gas.

In April 1995, the Company issued $40 million of Jefferson County, Kentucky, Pollution Control Revenue Bonds, 5.90% Series, due April 15, 2023. The proceeds of the bonds were used to defease, in April 1995, the outstanding 9.25% Series of Pollution Control Bonds due July 1, 2015.

At March 31, 1995, the Company had unused lines of credit of $145 million with banks for which it pays commitment fees. The lines are scheduled to expire at various periods throughout 1995. The Company intends to renegotiate such lines when they expire.

The Company's capitalization ratios at March 31, 1995, and December 31, 1994 were:

                                       March 31, 1995      December 31, 1994
                                       --------------      -----------------

     Long-term debt...............          47.9%                47.5%
     Preferred stock..............           8.4                  8.4
     Common stock equity..........          43.7                 44.1
                                           -----                -----
       Total......................         100.0%               100.0%
                                           -----                -----
                                           -----                -----

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.

                           PART II.  OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to: (i) the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1994: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 2, 10, and 11 of the Notes to Financial Statements under
Item 8, Financial Statements and Supplementary Data and (ii) the Company's current report on Form 8-K dated April 13, 1995. Except as noted below, there have been no material changes in these proceedings as reported in the Company's 1994 Form 10-K and Form 8-K.

Trimble County. As reported in Note 11 of the Notes to Financial Statements under Item 8 of the Company's 1994 Form 10-K, the Company expressed the opinion that the Public Service Commission of Kentucky's (Commission) July 8, 1994, order made it unlikely that the Commission would entertain the position taken by the intervenors in their previously-filed testimony that the Company refund approximately $183 million to its customers. On April 21, 1995, the Commission issued an order granting the Company's motion to strike certain testimony submitted by certain intervenors in the Commission's proceeding to determine what refunds, if any, are necessary to fully put into effect the Commission's prior decision to disallow 25% of Trimble County's costs from rates. The stricken testimony recommended that the Company be ordered to refund 25% of the revenue requirements the Company collected on Construction Work in Progress (CWIP) for Trimble County included in rates from June 1979 through December 1990 (approximately $183 million). The Commission states in the order that it is forbidden by the legal prohibition against retroactive ratemaking from expanding the issues beyond the approximately $30 million in revenues collected subject to refund by the Company pursuant to the Commission's July 1, 1988, order in Case No. 10064. The Company refunded $11.1 million of that amount under the 1989 settlement agreement. On
April 26, 1995, certain intervenors filed a petition in Franklin Circuit Court requesting review of the April 21, 1995, order and immediate relief. The court denied their request for review and relief. On May 9, 1995, formal hearings began with the Commission to determine the proper ratemaking treatment to exclude 25% of Trimble County from customer rates for the period May 1988 through December 1990. The Company's current rates, which became effective January 1, 1991, reflect the revenue requirements applicable to 75% of the Trimble County plant.

Statewide Power Planning. As discussed in Item 3, Legal Proceedings, of the Company's 1994 Form 10-K, in November 1993, the Company filed its 1993 biennial Integrated Resource Plan (the Plan) with the Commission. The Plan updates the Company's 1991 Integrated Resource Plan, and proposes to meet customers' future demand through 2007 by adding resources in small increments, such as through short-term power purchases (1996-1999), a customer-owned standby generation program (1997), two combustion turbines (1999-2000), an air conditioner load controls program storage plan (1997, 2001-2003), an upgrade to the Company's existing hydroelectric plant (2003), and a compressed air energy storage plan (2004). In March 1995, the Commission Staff issued a report on its review of the Plan. The Staff specifically found that the Plan contained some of the better analyses among those filed by the electric utilities under the Commission's jurisdiction, and presented several suggestions for the Company's consideration in developing its next Plan. By order issued on March 17, 1995, the Commission formally closed its proceeding for the review of the Plan.

Environmental Surcharge. On April 6, 1995, the Commission approved, with modifications, the Company's application for an environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and other federal, state, and local environmental laws, regulations and orders which apply to coal combustion wastes and by-products from facilities utilized for the production of energy from coal. As a result of the order approving the surcharge, the Company estimates that its electric revenues will increase by approximately $3.8 million in 1995 and $7.2 million in 1996. The Company and the Kentucky Attorney General have filed applications for rehearing on certain issues in the April 6 order. Among other things, the Kentucky Attorney General is requesting a reduction of the amounts recoverable by the Company. The Company cannot predict what action, if any, the Commission may take in this matter.


Item 6(a).  Exhibits.

Exhibit No.
- -----------

27.      Financial Data Schedule


Item 6(b).  Reports on Form 8-K.

On April 13, 1995, a report on Form 8-K was filed announcing the approval, with modifications, of the Company's application for an environmental cost recovery surcharge.

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

Date May 10, 1995
     ------------