Form 10-Q
period 1995-06-30
LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1995-08-11
CIK 60549

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1995


                                       or


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 2 - 26720

                       LOUISVILLE GAS AND ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

                  Kentucky                          61  -  0264150
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

            220 West Main Street                         40232
               P.O. Box 32010                         (Zip Code)
               Louisville, KY
  (Address of principal executive offices)

                                 (502) 627-2000
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 21,294,223 shares, without par value, as of July 31, 1995, all of which were held by LG&E Energy Corp.

         Part I.  Financial Information - Item 1.  Financial Statements

                       Louisville Gas and Electric Company
                              Statements of Income
                                (Thousands of $)

The following statements of income include all normal recurring adjustments and accruals which are, in the opinion of the Company, necessary to present a fair statement of the results for the periods shown.

                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                       1995      1994       1995       1994

OPERATING REVENUES:
 Electric (Note 3). . . . . . . . .$142,340   $143,272   $265,882   $266,589
 Gas. . . . . . . . . . . . . . . .  25,481     29,770    101,455    126,131
  Total operating revenues. . . . . 167,821    173,042    367,337    392,720

OPERATING EXPENSES:
 Fuel for electric generation . . .  35,801     36,570     67,652     69,803
 Power purchased. . . . . . . . . .   1,037      3,914      1,843      7,301
 Gas supply expenses. . . . . . . .  13,594     18,447     61,961     85,846
 Other operation expenses . . . . .  35,658     34,527     71,056     69,880
 Maintenance. . . . . . . . . . . .  13,205     13,561     24,687     26,836
 Non-recurring charges
  (Note 4). . . . . . . . . . . . .       -          -          -     38,613
 Depreciation and amortization. . . 21,440 20,633 42,880 41,266 Federal and state income
  taxes . . . . . . . . . . . . . .  13,013     11,653     26,241      7,600
 Property and other taxes . . . . .   4,058      3,864      8,593      9,100
  Total operating expenses. . . . . 137,806    143,169    304,913    356,245

NET OPERATING INCOME. . . . . . . .  30,015     29,873     62,424     36,475

Other income and (deductions) . . .   1,809      1,477      2,211        989
Contribution to charitable
 foundation - net (Note 4). . . . .       -          -          -      8,946
Interest charges. . . . . . . . . .  10,739     10,714     21,711     21,208

Income before cumulative effect of
 change in accounting principle . .  21,085     20,636     42,924      7,310

Cumulative effect of change
 in accounting principle, net of
 income taxes of $2,280 (Note 5). .       -          -          -     (3,369)

NET INCOME. . . . . . . . . . . . .  21,085     20,636     42,924      3,941

Preferred Stock Dividends . . . . .   1,627      1,380      3,244      2,758

NET INCOME AVAILABLE FOR
 COMMON STOCK . . . . . . . . . . .$ 19,458   $ 19,256   $ 39,680   $  1,183

                       Louisville Gas and Electric Company
                                 Balance Sheets
                                (Thousands of $)

                                     ASSETS

                                                       June 30,      Dec. 31,
                                                         1995          1994

UTILITY PLANT:
 At original cost . . . . . . . . . . . . . . . . . .$2,569,555   $2,537,895
 Less:  reserve for depreciation. . . . . . . . . . .   918,133      881,861
  Net utility plant . . . . . . . . . . . . . . . . . 1,651,422    1,656,034

OTHER PROPERTY AND INVESTMENTS -
 less reserve . . . . . . . . . . . . . . . . . . . .    36,944       50,681

CURRENT ASSETS:
 Cash and temporary cash investments. . . . . . . . .    50,731       39,138
 Accounts receivable - less reserve . . . . . . . . .    87,127       86,058
 Materials and supplies - at average cost:
  Fuel (predominantly coal) . . . . . . . . . . . . .    10,225       13,869
  Gas stored underground. . . . . . . . . . . . . . .    11,681       31,354
  Other . . . . . . . . . . . . . . . . . . . . . . .    36,635       37,299
 Prepayments. . . . . . . . . . . . . . . . . . . . .     1,535          253
  Total current assets. . . . . . . . . . . . . . . .   197,934      207,971

DEFERRED DEBITS AND OTHER ASSETS:
 Unamortized debt expense . . . . . . . . . . . . . .     7,844        7,776
 Regulatory assets. . . . . . . . . . . . . . . . . .    31,817       31,726
 Other. . . . . . . . . . . . . . . . . . . . . . . .    12,700       12,402
  Total deferred debits and other assets. . . . . . .    52,361       51,904
    Total assets. . . . . . . . . . . . . . . . . . .$1,938,661   $1,966,590

                       Louisville Gas and Electric Company
                             Balance Sheets (cont.)
                                (Thousands of $)

                             CAPITAL AND LIABILITIES

                                                       June 30,      Dec. 31,
                                                         1995          1994

CAPITALIZATION:
 Common stock, without par value -
  Authorized 75,000,000 shares;
  outstanding 21,294,223 shares . . . . . . . . . . .$  425,170   $  425,170
 Common stock expense . . . . . . . . . . . . . . . .      (836)        (836)
 Unrealized loss on marketable
  securities, net of income
  taxes of $79 and $1,434 . . . . . . . . . . . . . .      (338)      (1,751)
 Retained earnings. . . . . . . . . . . . . . . . . .   181,575      193,895
  Total common equity . . . . . . . . . . . . . . . .   605,571      616,478
 Cumulative preferred stock . . . . . . . . . . . . .   116,716      116,716
 Long-term debt (Note 6). . . . . . . . . . . . . . .   646,854      662,862
  Total capitalization. . . . . . . . . . . . . . . . 1,369,141    1,396,056

CURRENT LIABILITIES:
 Long-term debt due within
  one year. . . . . . . . . . . . . . . . . . . . . .   16,000             -
 Accounts payable . . . . . . . . . . . . . . . . . .   58,553        70,770
 Dividends declared . . . . . . . . . . . . . . . . .   19,627        19,567
 Accrued taxes. . . . . . . . . . . . . . . . . . . .    6,102         8,247
 Accrued interest . . . . . . . . . . . . . . . . . .   11,998        13,394
 Other. . . . . . . . . . . . . . . . . . . . . . . .   12,057        10,277
  Total current liabilities . . . . . . . . . . . . .  124,337       122,255

DEFERRED CREDITS AND OTHER LIABILITIES:
 Accumulated deferred income
  taxes (Note 7). . . . . . . . . . . . . . . . . . .  230,393       275,814
 Investment tax credit, in
  process of amortization . . . . . . . . . . . . . .   86,339        88,779
 Accumulated provision for pensions
  and related benefits. . . . . . . . . . . . . . . .   40,163        49,104
 Customers' advances for construction . . . . . . . .    9,166         8,621
 Regulatory liability (Note 7). . . . . . . . . . . .   61,403         8,914
 Other. . . . . . . . . . . . . . . . . . . . . . . .   17,719        17,047
  Total deferred credits and other liabilities. . . .  445,183       448,279
    Total capital and liabilities . . . . . .  . . .$1,938,661    $1,966,590

                       Louisville Gas and Electric Company
                            Statements of Cash Flows
                                (Thousands of $)

                                                          Six Months Ended
                                                              June 30,
                                                        1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . $ 42,924     $   3,941
 Items not requiring cash currently:
  Depreciation and amortization . . . . . . . . . . .   42,880        41,266
  Deferred income taxes - net . . . . . . . . . . . .    5,713       (12,268)
  Investment tax credit - net . . . . . . . . . . . .   (2,440)       (2,378)
  Cumulative effect of change
    in accounting principle . . . . . . . . . . . . .        -         3,369
  Non-recurring charges . . . . . . . . . . . . . . .        -        38,613
  Other . . . . . . . . . . . . . . . . . . . . . . .    1,908         4,742
 (Increases) decreases in net current assets:
  Accounts receivable . . . . . . . . . . . . . . . .   (1,069)       11,436
  Materials and supplies. . . . . . . . . . . . . . .   23,981        19,539
  Accounts payable. . . . . . . . . . . . . . . . . .  (12,217)      (18,082)
  Accrued taxes . . . . . . . . . . . . . . . . . . .   (2,145)       (8,284)
  Accrued interest. . . . . . . . . . . . . . . . . .   (1,396)          325
  Prepayments and other . . . . . . . . . . . . . . .      498          (187)
 Other. . . . . . . . . . . . . . . . . . . . . . . .   (9,118)       (4,279)
  Net cash provided by operating activities . . . . .   89,519        77,753

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities. . . . . . . . . . . . . . .  (75,468)      (34,360)
 Proceeds from sales of securities. . . . . . . . . .   91,970        19,519
 Construction expenditures. . . . . . . . . . . . . .  (38,127)      (37,551)
  Net cash used for
    investing activities. . . . . . . . . . . . . . .  (21,625)      (52,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of pollution control bonds. . . . . . . . .   39,959             -
 Retirement of pollution control bonds. . . . . . . .  (41,076)            -
 Payment of dividends . . . . . . . . . . . . . . . .  (55,184)      (37,756)
  Net cash used for financing activities. . . . . . .$ (56,301)    $ (37,756)

                       Louisville Gas and Electric Company
                        Statements of Cash Flows (cont.)
                                (Thousands of $)

                                                          Six Months Ended
                                                              June 30,
                                                        1995           1994

NET INCREASE (DECREASE) IN CASH AND
 TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . .$  11,593     $ (12,395)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .   39,138        44,105

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD. . . . . . . . . . . . . . . . . . . .$  50,731     $  31,710








SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
    Income taxes. . . . . . . . . . . . . . . . . . .$  23,494     $  25,864
    Interest on borrowed money. . . . . . . . . . . .   22,285        20,183

For the purposes of this statement, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                       Louisville Gas and Electric Company
                         Statements of Retained Earnings
                                (Thousands of $)

                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                       1995      1994       1995       1994

Balance at beginning of period. . . $180,117   $159,330   $193,895   $194,903
Net income. . . . . . . . . . . . .   21,085     20,636     42,924      3,941
  Subtotal. . . . . . . . . . . . .  201,202    179,966    236,819    198,844
Cash dividends declared
  on stock -
  5% cumulative preferred . . . . .      269        269        539        538
  7.45% cumulative preferred. . . .      400        400        799        799
  Auction rate cumulative pref. . .      591        344      1,172        687
  $5.875 cumulative preferred . . .      367        367        734        734
  Common. . . . . . . . . . . . . .   18,000          -     52,000     17,500
  Total dividends declared. . . . .   19,627      1,380     55,244     20,258

Balance at end of period. . . . . . $181,575   $178,586   $181,575   $178,586

                       Louisville Gas and Electric Company

                          Notes to Financial Statements
                                   (Unaudited)

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

2. On July 19, 1995, the Public Service Commission of Kentucky (Commission) issued an order that requires the Company to refund $23.9 million to its electric customers, plus interest applicable through June 1995 of $9.9 million, for a total of $33.8 million, arising from the Commission's disallowance of 25% of the Trimble County power plant. The Commission's order requires the Company to submit a proposed refund methodology for approval within 30 days from the date of the order. On August 4, 1995, the Kentucky Attorney General filed a complaint in the Franklin (Kentucky) Circuit Court for review of the Commission's orders of July 8, 1994, April 25, 1995, and July 19, 1995 in this proceeding. The complaint seeks to have the Court vacate those orders and remand the proceeding back to the Commission with instructions that the Commission consider in determining a refund amount the revenues paid by the Company's customers as a result of the inclusion of Trimble County related CWIP in the Company's rate base prior to May 20, 1988. On
     August 8, 1995, the Company filed a request for rehearing of the July 19 order with the Commission. If the Company is unsuccessful at overturning the decision and the refund is required to be paid, the after-tax charge to net income would amount to approximately $20.2 million. However, the outcome of this matter is uncertain, and the Company is unable to predict the exact amount of refunds, if any, that ultimately may be due.

3. The Company filed an application with the Public Service Commission of Kentucky on October 7, 1994, in which it requested approval of an environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for the
     production of energy from coal.   On April 6, 1995, the Commission
     approved, with modifications, an environmental cost recovery surcharge estimated to increase electric revenues by approximately $3.8 million in 1995 and $7.2 million in 1996. The surcharge became effective on May 1, 1995. The Company, the Kentucky Attorney General (KAG) and the Kentucky Industrial Utility Customers (KIUC) filed applications for rehearing on certain issues in the April 6 order. Among other things, the KAG and KIUC are requesting a reduction of the amounts recoverable by the Company. The Commission denied all motions for rehearing, and appeals have subsequently been filed in Franklin Circuit Court, which are pending. The Company is unable to predict the outcome of these proceedings.

4. As part of a study of LG&E Energy Corp.'s business strategy and realignment during 1994, the Company re-evaluated its regulatory strategy which previously had been to seek full recovery of certain costs deferred in accordance with prior precedents established by the Commission. As a result of this re-evaluation, in the first quarter of 1994, the Company wrote off certain expenses that had previously been deferred amounting to approximately $38.6 million before taxes. While the Company continues to believe that it could have reasonably expected to recover these costs in future rate proceedings before the Commission, the Company decided to deduct these expenses currently and not seek recovery for such expenses in future rates due to increasing competitive pressures and the existing and anticipated future economic conditions. The items written off include costs incurred in connection with early retirements and workforce reductions that occurred in 1992 and 1993 which consist primarily of separation payments, enhanced early retirement benefits, and health care benefits; costs associated with property damage claims pertaining to particulate emissions from its Mill Creek electric generating plant which primarily consist of spotting on automobile finish and aluminum siding; and certain costs previously deferred resulting from adoption in January 1993 of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions.

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

5. The Company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits (SFAS 112) on
     January 1, 1994, as required. SFAS 112 requires the accrual of the expected cost of benefits to former or inactive employees after employment but before retirement. The cumulative effect of the accounting change was recorded in the first quarter of 1994 and decreased net income by $3.4 million.

6. On April 18, 1995, the Company completed the issuance of $40 million Jefferson County, Kentucky, 5.90% Pollution Control Bonds, 1995 Series A due April 15, 2023. The proceeds from the sale were used to redeem the 1985 Series A Jefferson County, Kentucky, 9.25% Pollution Control Bonds.

7. The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective January 1, 1993. Regulatory assets and liabilities were established to recognize the future revenue requirement impact from the deferred income taxes which were not immediately recognized in operating results because of ratemaking treatment. The change in Accumulated Deferred Income Taxes and Regulatory Liability on the accompanying balance sheets reflects the accrual for the six months ended June 30, 1995 and certain reclassifications between Accumulated Deferred Income Taxes and Regulatory Liability applicable to prior periods.

8. LG&E Energy Corp., the Company's parent, has recorded an $8 million liability in connection with potential amounts that may be owed by the Company as a result of litigation. The liability is offset by an asset of equal amount representing proceeds received from a third party in the second quarter. The Company is in the process of determining the amount of liability to charge to expense.

9.   Reference is made to Part II herein - Item 1, Legal Proceedings.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


                              Results of Operations

Because of seasonal fluctuations in temperature and other factors the results of one interim period are not necessarily indicative of results to be expected for the year.


                   Quarter Ended June 30, 1995, Compared with
                           Quarter Ended June 30, 1994

Net income increased $.5 million for the quarter ended June 30, 1995, over the second quarter of 1994 primarily due to an increase in electric industrial sales and decreased power purchased required this quarter to meet native load and other power commitments.

A comparison of operating revenues for the quarter ended June 30, 1995, with the quarter ended June 30, 1994, reflects increases and decreases which have been segregated by the following principal causes:



                                                       Increase or (Decrease)
                                                          (Thousands of $)
                                                        Electric        Gas
Cause                                                   Revenues     Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments. . . . . . .           $(3,372)     $(2,406)
 Demand side management/revenue
    decoupling. . . . . . . . . . . . . . . .               625          529
 Environmental cost recovery. . . . . . . . .               504            -
 Variation in sales volume, etc.. . . . . . .             1,546       (2,992)

    Total . . . . . . . . . . . . . . . . . .              (697)      (4,869)

Sales for resale. . . . . . . . . . . . . . .              (442)           -
Gas transportation - net. . . . . . . . . . .                 -          602
Other . . . . . . . . . . . . . . . . . . . .               207          (22)

    Total . . . . . . . . . . . . . . . . . .          $   (932)     $(4,289)

Fuel for electric generation and gas supply expenses comprise a large segment of the Company's total operating expenses. The Company's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in the Company's rates, subject to the approval of the Public Service Commission of Kentucky. Fuel for electric generation decreased $.8 million (2%) for the quarter primarily because of a decrease in the cost of coal burned ($3.1 million) partially offset by increased generation of $2.3 million. Gas supply expenses decreased $4.9 million (26%) due to a lower volume of gas delivered to the distribution system ($2.6 million) and a decrease in net gas supply cost ($2.3 million).

The Company implemented a Commission approved demand side management (DSM) program in January 1994. The agreement contains a rate mechanism that allows the Company concurrent recovery of DSM costs; provides the Company an incentive for implementing DSM programs; and allows the Company to recover revenues due to lost sales associated with the DSM programs.

On May 1, the Company implemented a Commission approved environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act. See Note 3 of Notes to Financial Statements.

Power purchased decreased $2.9 million due mainly to less power being purchased to meet native load and other power commitments.

Other operation expenses increased $1.1 million (3%) mainly as a result of increased costs to operate electric power plants and electric and gas distribution systems.

Maintenance expenses decreased $.4 million (3%) because of fewer repairs this quarter associated with the Mill Creek electric power plant.

Depreciation and amortization increased because of additional depreciable plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Other income and deductions increased primarily due to an increase in dividend and interest income from investments.



                  Six Months Ended June 30, 1995, Compared with
                         Six Months Ended June 30, 1994

Net income for the six months ended June 30, 1995 increased $39 million over the same period of 1994. This increase was due to the write off, in the first quarter of 1994, of non-recurring items, the formation of a charitable foundation, and the adoption of SFAS No. 112 as discussed in Note 5 of Notes to Financial Statements. Without consideration of the charges against income in 1994 as discussed above, net income for the six months ended June 30, 1995, increased $2.9 million (7.2%). This increase is due primarily to higher retail electric industrial sales during the six month period of 1995 and the higher maintenance expenses incurred in January 1994 because of the severe winter storm.

A comparison of operating revenues for the six months ended June 30, 1995, with the six months ended June 30, 1994, reflects increases and decreases which have been segregated by the following principal causes:


                                                       Increase or (Decrease)
                                                          (Thousands of $)
                                                        Electric        Gas
Cause                                                   Revenues     Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments. . . . . . .           $(6,249)    $ (9,632)
 Demand side management/revenue
    decoupling. . . . . . . . . . . . . . . .             3,069        2,602
 Environmental cost recovery. . . . . . . . .               504            -
 Variation in sales volume, etc.. . . . . . .             2,696      (19,956)

    Total . . . . . . . . . . . . . . . . . .                20      (26,986)

Sales for resale. . . . . . . . . . . . . . .              (879)           -
Gas transportation - net. . . . . . . . . . .                 -        2,605
Other . . . . . . . . . . . . . . . . . . . .               152         (295)

    Total . . . . . . . . . . . . . . . . . .          $   (707)    $(24,676)

Fuel for electric generation decreased $2.2 million (3%) for the six months primarily because of a lower cost of coal burned ($5.9 million), partially offset by increased generation ($3.7 million). Gas supply expenses decreased $23.9 million (28%) primarily because of a decrease in gas delivered to the distribution system ($16.8 million) and the lower cost of net gas supply ($7.1 million).

Power purchased declined because less power was wheeled for other utilities and purchased to meet native load and other power commitments.

Other operation expenses increased $1.2 million (2%) primarily due to an increase in various administrative expenses.

Maintenance expenses decreased $2.1 million (8%), primarily due to storm related expenses during the first quarter of 1994 ($1.3 million) and fewer repairs at the electric power plants.

Non-recurring charges include the write off of previously deferred costs in connection with early retirements and work force reductions that occurred in 1992 and 1993, costs in connection with property damage claims pertaining to particulate emissions from the Mill Creek electric generating plant, and certain costs previously deferred resulting from adoption of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. See Note 4 of Notes to Financial Statements.

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

Interest charges increased because of a higher composite interest rate on outstanding debt. A component of interest expense was the cost associated with $30 million of interest rate swaps that the Company entered into as a standard hedging device in connection with the issuance of Pollution Control Bonds Series S due September 1, 2017, in 1992. The swaps are designed to reduce the Company's exposure to interest rate risk. During the six months ended June 30, 1995, the Company received interest at a composite rate of 3.88% and paid interest at a composite rate of 4.55% pursuant to the swaps.

Cumulative Effect of Change in Accounting for Post-Employment Benefits reflects an accounting change required by the adoption of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits. See Note 5 of Notes to Financial Statements.


                         Liquidity and Capital Resources

The Company's capital structure and cash flow remained strong throughout the reported periods. This is evidenced primarily by the Company's ability to meet its capital needs through internal generation.

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet electric and gas customers' needs and the protection of the environment. Construction expenditures for the six months ended June 30, 1995 of $38 million were financed with internally generated funds.

The Company's combined cash and temporary cash investments balance increased $12 million during the six months ended June 30, 1995. The increase reflects the Company's cash flow from operations and sale of available-for-sale securities, less construction expenditures, and dividend payments.

Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to seasonal fluctuations in weather, which has a direct effect on sales of electricity and natural gas.

In April 1995, the Company issued $40 million of Jefferson County, Kentucky, Pollution Control Revenue Bonds, 5.90% Series, due April 15, 2023. The proceeds of the bonds were used to redeem the outstanding 9.25% Series of Pollution Control Bonds due July 1, 2015.

At June 30, 1995, the Company had unused lines of credit of $145 million with banks for which it pays commitment fees. The lines are scheduled to expire at various periods throughout 1995. The Company intends to renegotiate such lines when they expire.

The Company's capitalization ratios at June 30, 1995, and December 31, 1994 were:

                                                 June 30,   Dec. 31,
                                                   1995       1994

Long-term debt
  (including current portion) . . . . . . . .      47.9%     47.5%
Preferred stock . . . . . . . . . . . . . . .       8.4       8.4
Common equity . . . . . . . . . . . . . . . .      43.7      44.1
 Total. . . . . . . . . . . . . . . . . . . .     100.0%    100.0%

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.

                           Part II.  Other Information


Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to: (i) the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1994: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 2, 10, and 11 of the Notes to Financial Statements under
Item 8, (ii) the Company's current report on Form 8-K dated April 13, 1995,
(iii) the information under Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended March 31, 1995, and (iv) the Company's current report on Form 8-K dated July 21, 1995. Except as noted below, there have been no material changes in these proceedings as reported in the Company's 1994 Form 10-K, Form 8-K dated April 13, 1995, Form 10-Q for the quarter ended March 31, 1995, and Form 8-K dated July 21, 1995.

Trimble County. Reference is made to Note 11 of the Notes to Financial Statements under Item 8 of the Company's 1994 Form 10-K, Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended March 31, 1995, and the Company's current report on Form 8-K, dated July 21, 1995, regarding proceedings before the Kentucky Public Service Commission (Commission) to determine the proper ratemaking treatment to exclude 25% of the Trimble County electric generating facility from customer rates for the period May 1988 through December 1990. On July 19, 1995, the Commission ordered the Company to issue its electric customers a refund of $23.9 million, plus interest applicable through June 1995 of $9.9 million, for a total of $33.8 million, arising from the disallowance of 25% of its Trimble County plant. The Commission's order requires the Company to submit, within the next 30 days, a proposed refund methodology for Commission approval. On August 4, 1995, the Kentucky Attorney General filed a complaint in the Franklin (Kentucky) Circuit Court for review of the Commission's orders of July 8, 1994, April 25, 1995, and July 19, 1995 in this proceeding. The complaint seeks to have the Court vacate those orders and remand the proceeding back to the Commission with instructions that the Commission consider in determining a refund amount the revenues paid by the Company's customers as a result of the inclusion of Trimble County related CWIP in the Company's rate base prior to May 20, 1988. On August 8, 1995, the Company filed a request for rehearing of the July 19 order with the Commission. However, the outcome of this matter is uncertain, and the Company is unable to predict the exact amount of refunds, if any, that ultimately may be due.

Environmental Surcharge. As reported in Note 2 of the Notes to Financial Statements under Item 8 of the Company's 1994 Form 10-K, and in Part II,
Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended March 31, 1995, on April 6, 1995, the Commission approved, with modifications, the Company's application for an environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and other federal, state, and local environmental laws, regulations and orders which apply to coal combustion wastes and by-products from facilities utilized for the production of energy from coal. As a result of the order approving the surcharge, the Company estimates that its electric revenues will increase by approximately $3.8 million in 1995 and $7.2 million in 1996. The Company, the Kentucky Attorney General (KAG) and the Kentucky Industrial Utility Customers (KIUC) filed applications for rehearing on certain issues in the April 6 order. Among other things, the KAG and KIUC are requesting a reduction of the amounts recoverable by the Company. The Commission denied all motions for rehearing, and appeals have subsequently been filed in Franklin Circuit Court, which are pending. The Company is unable to predict the outcome of these proceedings.

Environmental. As reported in Note 10 of Notes to Financial Statements in the Company's 1994 Form 10-K, in August 1993, 34 persons filed a complaint in Jefferson Circuit Court against the Company seeking certification of a class consisting of all persons within 2.5 miles of the Mill Creek plant who have alleged suffered personal injury or property damage as a result of emissions from the plant. In June 1994, the court denied the plaintiffs' motion for certification of the class and thus limited the scope of the litigation to the claims of the individual plaintiffs. On August 3, 1995, the plaintiffs filed a motion for leave to file an amended complaint bringing a total of 537 individual plaintiffs into the pending litigation. The plaintiffs continue to seek compensation for alleged personal injury and property damage, injunctive relief, a fund to finance future medical monitoring of area residents, and other relief. The plaintiffs seek certification of a class consisting of all persons within 3.5 miles of the plant who have allegedly suffered property damage. The Company intends to vigorously defend itself in the pending litigation.

Item 5.  Other Information.

On July 31, 1995, the Commission released the findings of a comprehensive management and operations audit that found the Company "well managed, aggressive and fast becoming a 'best in class' utility".

The audit, which began in September 1994, was part of the Commission's ongoing management audit program. Vantage Consulting, Inc., selected by the Commission to perform the audit, commended the Company for excellence in several areas, including executive management, strategic planning, customer satisfaction, cost control, continuous improvement, and employee and shareholder relations. The audit also highlighted employees' dedication and commitment to achieving the Company's goals and increasing overall productivi-ty.

Consultants from Vantage conducted 260 interviews and field visits and made 875 information requests of the Company in completing its ten month review. The audit contains 98 recommendations. The Company had begun or was planning to initiate many of the recommendations within the Wholesale Electric, Retail Electric, and Retail Gas areas.

By implementing the audit recommendations, the report estimates that the Company may realize $11 million in cost savings. However, many of those recommendations require incremental costs to be incurred before savings can be realized.

Item 6(a).  Exhibits.

Exhibit No.

27.       Financial Data Schedule

Item 6(b).  Reports on Form 8-K.

On April 13, 1995, a report on Form 8-K was filed announcing the approval, with modifications, of the Company's application for an environmental cost recovery surcharge.

On July 21, 1995, a report on Form 8-K was filed announcing that on July 19, the Public Service Commission of Kentucky ordered the Company to issue its electric customers a refund of $33.8 million, arising from the disallowance of 25% of the Company's Trimble County plant.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LOUISVILLE GAS AND ELECTRIC COMPANY
                                      Registrant




Date:  August 11, 1995                M. L. Fowler
                                      ---------------------------------------
                                      M. L. Fowler
                                      Vice President and
                                      Controller
                                      (On behalf of the registrant in his
                                      capacity as Principal Accounting Officer)