Form 10-Q
period 1995-09-30
LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1995-11-13
CIK 60549

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995


                                       or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 21,294,223 shares, without par value, as of October 31, 1995, all of which were held by LG&E Energy Corp.

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

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                       1995      1994       1995       1994

OPERATING REVENUES:
 Electric (Note 3). . . . . . . . .$178,785   $169,617   $444,667   $436,206
 Gas. . . . . . . . . . . . . . . .  17,566     20,500    119,021    146,631
  Total operating revenues. . . . . 196,351    190,117    563,688    582,837

OPERATING EXPENSES:
 Fuel for electric generation . . .  36,399     39,838    104,051    109,641
 Power purchased. . . . . . . . . .  13,963      1,621     15,806      8,923
 Gas supply expenses. . . . . . . .   8,791     12,374     70,752     98,220
 Other operation expenses (Note 4)   29,616     33,369    100,672    103,250
 Maintenance. . . . . . . . . . . .  12,459     10,441     37,145     37,276
 Non-recurring charges
  (Note 5). . . . . . . . . . . . .       -          -          -     38,613
 Depreciation and amortization. . . 21,440 20,633 64,320 61,899 Federal and state income
  taxes . . . . . . . . . . . . . .  21,953     22,025     48,195     29,624
 Property and other taxes . . . . .    3,956     3,903     12,549     13,003
  Total operating expenses. . . . .  148,577   144,204    453,490    500,449

NET OPERATING INCOME. . . . . . . .  47,774     45,913    110,198     82,388

Other income and (deductions) . . .     191        280      2,402      1,269
Contribution to charitable
 foundation - net (Note 5). . . . .       -          -          -      8,946
Interest charges. . . . . . . . . .   9,619     10,755     31,330     31,963

Income before cumulative effect of
 change in accounting principle . .  38,346     35,438     81,270     42,748

Cumulative effect of change
 in accounting principle, net of
 income taxes of $2,280 (Note 6). .          -          -         -   (3,369)

NET INCOME. . . . . . . . . . . . .  38,346     35,438     81,270     39,379

Preferred Stock Dividends . . . . .    1,566     1,503      4,810      4,261

NET INCOME AVAILABLE FOR
 COMMON STOCK . . . . . . . . . . .$ 36,780   $ 33,935   $ 76,460   $ 35,118

                       Louisville Gas and Electric Company
                                 Balance Sheets
                                (Thousands of $)

                                     ASSETS

                                                       Sept. 30,     Dec. 31,
                                                         1995          1994

UTILITY PLANT:
 At original cost . . . . . . . . . . . . . . . . . .$2,585,633   $2,537,895
 Less:  reserve for depreciation. . . . . . . . . . .   937,093      881,861
  Net utility plant . . . . . . . . . . . . . . . . . 1,648,540    1,656,034

OTHER PROPERTY AND INVESTMENTS -
 less reserve . . . . . . . . . . . . . . . . . . . .       761          543

CURRENT ASSETS:
 Cash and temporary cash investments. . . . . . . . .   67,220        39,138
 Marketable securities. . . . . . . . . . . . . . . .   41,994        50,138
 Accounts receivable - less reserve . . . . . . . . .   91,318        86,058
 Materials and supplies - at average cost:
  Fuel (predominantly coal) . . . . . . . . . . . . .   12,892        13,869
  Gas stored underground. . . . . . . . . . . . . . .   31,992        31,354
  Other . . . . . . . . . . . . . . . . . . . . . . .   35,317        37,299
 Prepayments. . . . . . . . . . . . . . . . . . . . .     1,000          253
  Total current assets. . . . . . . . . . . . . . . .   281,733      258,109

DEFERRED DEBITS AND OTHER ASSETS:
 Unamortized debt expense . . . . . . . . . . . . . .    7,770         7,776
 Regulatory assets. . . . . . . . . . . . . . . . . .   30,868        31,726
 Other. . . . . . . . . . . . . . . . . . . . . . . .    10,097       12,402
  Total deferred debits and other assets. . . . . . .    48,735       51,904
    Total assets. . . . . . . . . . . . . . . . . . .$1,979,769   $1,966,590

                       Louisville Gas and Electric Company
                             Balance Sheets (cont.)
                                (Thousands of $)

                             CAPITAL AND LIABILITIES

                                                       Sept. 30,     Dec. 31,
                                                         1995          1994

CAPITALIZATION:
 Common stock, without par value -
  Authorized 75,000,000 shares;
  outstanding 21,294,223 shares . . . . . . . . . . .$  425,170   $  425,170
 Common stock expense . . . . . . . . . . . . . . . .     (836)         (836)
 Unrealized loss on marketable
  securities, net of income
  taxes of $250 and $1,434. . . . . . . . . . . . . .     (357)       (1,751)
 Retained earnings. . . . . . . . . . . . . . . . . .   199,855      193,895
  Total common equity . . . . . . . . . . . . . . . .  623,832       616,478
 Cumulative preferred stock . . . . . . . . . . . . .  116,716       116,716
 Long-term debt . . . . . . . . . . . . . . . . . . .   646,850      662,862
  Total capitalization. . . . . . . . . . . . . . . . 1,387,398    1,396,056

CURRENT LIABILITIES:
 Long-term debt due within
  one year. . . . . . . . . . . . . . . . . . . . . .   16,000             -
 Accounts payable . . . . . . . . . . . . . . . . . .   58,318        70,770
 Dividends declared . . . . . . . . . . . . . . . . .   20,066        19,567
 Accrued taxes. . . . . . . . . . . . . . . . . . . .   23,335         8,247
 Accrued interest . . . . . . . . . . . . . . . . . .   10,920        13,394
 Other. . . . . . . . . . . . . . . . . . . . . . . .    12,307       10,277
  Total current liabilities . . . . . . . . . . . . .   140,946      122,255

DEFERRED CREDITS AND OTHER LIABILITIES:
 Accumulated deferred income
  taxes (Note 7). . . . . . . . . . . . . . . . . . .  232,415       275,814
 Investment tax credit, in
  process of amortization . . . . . . . . . . . . . .   85,188        88,779
 Accumulated provision for pensions
  and related benefits. . . . . . . . . . . . . . . .   39,722        49,104
 Customers' advances for construction . . . . . . . .    9,254         8,621
 Regulatory liability (Note 7). . . . . . . . . . . .   60,755         8,914
 Other. . . . . . . . . . . . . . . . . . . . . . . .    24,091       17,047
  Total deferred credits and other liabilities. . . .   451,425      448,279
    Total capital and liabilities . . . . . . . . . .$1,979,769   $1,966,590

                       Louisville Gas and Electric Company
                            Statements of Cash Flows
                                (Thousands of $)

                                                          Nine Months Ended
                                                            September 30,
                                                        1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . $ 81,270     $  39,379
 Items not requiring cash currently:
  Depreciation and amortization . . . . . . . . . . .   64,320        61,899
  Deferred income taxes - net . . . . . . . . . . . .    8,840       (10,175)
  Investment tax credit - net . . . . . . . . . . . .   (3,591)       (3,568)
  Cumulative effect of change
    in accounting principle . . . . . . . . . . . . .        -         3,369
  Non-recurring charges . . . . . . . . . . . . . . .        -        38,613
  Other . . . . . . . . . . . . . . . . . . . . . . .    2,919         5,675
 (Increases) decreases in net current assets:
  Accounts receivable . . . . . . . . . . . . . . . .   (5,260)       22,641
  Materials and supplies. . . . . . . . . . . . . . .    2,321           469
  Accounts payable. . . . . . . . . . . . . . . . . .  (12,452)      (28,884)
  Accrued taxes . . . . . . . . . . . . . . . . . . .   15,088         6,113
  Accrued interest. . . . . . . . . . . . . . . . . .   (2,474)       (1,146)
  Prepayments and other . . . . . . . . . . . . . . .    1,283          (214)
 Other. . . . . . . . . . . . . . . . . . . . . . . .     (450)        2,119
  Net cash provided by operating activities . . . . .  151,814       136,290

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities. . . . . . . . . . . . . . . (104,542)     (169,205)
 Proceeds from sales of securities. . . . . . . . . .  114,105       138,848
 Construction expenditures. . . . . . . . . . . . . .  (57,373)      (57,446)
  Net cash used for
    investing activities. . . . . . . . . . . . . . .  (47,810)      (87,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of pollution control bonds. . . . . . . . .   39,943             -
 Retirement of pollution control bonds. . . . . . . .  (41,055)            -
 Payment of dividends . . . . . . . . . . . . . . . .  (74,810)      (39,136)
  Net cash used for financing activities. . . . . . .$ (75,922)    $ (39,136)

                       Louisville Gas and Electric Company
                        Statements of Cash Flows (cont.)
                                (Thousands of $)

                                                          Nine Months Ended
                                                            September 30,
                                                        1995           1994

NET INCREASE IN CASH AND
 TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . .$  28,082     $   9,351

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .   39,138        44,105

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD. . . . . . . . . . . . . . . . . . . .$  67,220     $  53,456








SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
    Income taxes. . . . . . . . . . . . . . . . . . .$  27,911     $  34,709
    Interest on borrowed money. . . . . . . . . . . .   32,558        32,038

For the purposes of this statement, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                       Louisville Gas and Electric Company
                         Statements of Retained Earnings
                                (Thousands of $)

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                       1995      1994       1995       1994

Balance at beginning of period. . . $181,575   $178,586   $193,895   $194,903
Net income. . . . . . . . . . . . .   38,346     35,438     81,270     39,379
  Subtotal. . . . . . . . . . . . .  219,921    214,024    275,165    234,282
Cash dividends declared
  on stock -
  5% cumulative preferred . . . . .      269        269        807        807
  7.45% cumulative preferred. . . .      400        400      1,199      1,199
  Auction rate cumulative pref. . .      530        467      1,703      1,154
  $5.875 cumulative preferred . . .      367        367      1,101      1,101
  Common. . . . . . . . . . . . . .   18,500     18,000     70,500     35,500
  Total dividends declared. . . . .   20,066     19,503     75,310     39,761

Balance at end of period. . . . . . $199,855   $194,521   $199,855   $194,521

                       Louisville Gas and Electric Company

                          Notes to Financial Statements
                                   (Unaudited)

1. The financial statements included herein have been prepared by Louisville Gas and Electric Company (the "Company" or "LG&E"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain amounts in the statements of cash flows for the nine months ended September 30, 1994, have been reclassified to be consistent with the presentation for the nine months period ended September 30, 1995, with no impact on previously reported net income. Also, certain amounts in the balance sheet as of December 31, 1994, have been reclassified to be consistent with the balance sheet presentation as of September 30, 1995.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1994.

2. On July 19, 1995, the Public Service Commission of Kentucky (Commission) issued an order that requires the Company to refund $23.9 million to its electric customers, plus interest (through June 1995 interest totaled $9.9 million) for a total as of the date of the order of $33.8 million, arising from the Commission's disallowance of 25% of the Trimble County power plant. The Commission's order required the Company to submit a proposed refund methodology for approval within 30 days from the date of the order. The Commission later extended the date of filing refund plans to November 8, 1995. On November 8, 1995, the Commission granted a joint motion to extend the date for filing refund plans to January 3, 1996.

     On August 4, 1995, the Kentucky Attorney General (KAG) filed a complaint in the Franklin (Kentucky) Circuit Court (Court) for review of the Commission's orders of July 8, 1994, April 25, 1995, and July 19, 1995. The KAG asked that the Court vacate those orders and remand the proceeding back to the Commission with instructions that the Commission consider, in determining a refund, the revenues paid by the Company's customers as a result of the inclusion of Trimble County related construction work in progress in the Company's rate base prior to May 20, 1988. On
     September 12, 1995, the Court dismissed without prejudice KAG's complaint.

     On August 8, 1995, the Company filed a request for rehearing of the July 19 order of the Commission, and on August 28, 1995, the Commission issued an order in which it granted rehearing only on the issue of whether compound or simple interest should be applied to the amount the Commission has ordered the Company to refund. The total of $33.8 million contained in the Commission's July 19, 1995 order was calculated using compound interest. The Company believes that the use of simple interest would reduce the amount the Commission ordered be refunded through June 1995 by approximately $1.6 million. The Commission has requested that the parties to the case submit argument on this issue during the second phase of the case dealing with refund plans.

     The Company intends to appeal the Commission's July 19 order to seek to overturn the decision. If the Company is unsuccessful in overturning the decision and a refund of previously collected revenues in the amount of $33.8 million is required to be paid, the after-tax charge to net income would amount to approximately $20.2 million. However, the outcome of this matter is uncertain, and the Company is unable to predict the exact amount of refunds, if any, that ultimately may be due.

3. The Company filed an application with the Public Service Commission of Kentucky on October 7, 1994, in which it requested approval of an environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for the production of
     energy from coal.   On April 6, 1995, the Commission approved, with
     modifications, an environmental cost recovery surcharge estimated to increase electric revenues by approximately $3.8 million in 1995 and $7.2 million in 1996. The surcharge became effective on May 1, 1995. The Company, the Kentucky Attorney General and the Kentucky Industrial Utility Customers (KIUC) filed applications for rehearing on certain issues in the April 6 order. Among other things, the KAG and KIUC requested a reduction of the amounts recoverable by the Company. The Commission denied all motions for rehearing, and appeals have subsequently been filed in Franklin Circuit Court, which are pending. The Company is unable to predict the outcome of these proceedings.

4. In the second quarter of 1995, the Company received cash proceeds of $8 million in connection with settlement of a commercial dispute. The effect on earnings was deferred pending completion of a study to determine the proper amount of income to be recognized. The study was completed during the third quarter. Accordingly, the Company recognized $6 million as a reduction to other operations expenses. The remaining $2 million is recorded as a reserve for future payments in connection with the dispute.

5. As part of a study of LG&E Energy Corp.'s business strategy and realignment during 1994, the Company re-evaluated its regulatory strategy which previously had been to seek full recovery of certain costs deferred in accordance with prior precedents established by the Commission. As a result of this re-evaluation, in the first quarter of 1994, the Company wrote off certain expenses that had previously been deferred amounting to approximately $38.6 million before taxes. While the Company continues to believe that it could have reasonably expected to recover these costs in future rate proceedings before the Commission, the Company decided to deduct these expenses currently and not seek recovery for such expenses in future rates due to increasing competitive pressures and the existing and anticipated future economic conditions. The items written off include costs incurred in connection with early retirements and workforce reductions that occurred in 1992 and 1993 which consist primarily of separation payments, enhanced early retirement benefits, and health care benefits; costs associated with property damage claims pertaining to particulate emissions from its Mill Creek electric generating plant which primarily consist of spotting on automobile finish and aluminum siding; and certain costs previously deferred resulting from adoption in January 1993 of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions.

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

6. The Company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits (SFAS 112) on
     January 1, 1994, as required. SFAS 112 requires the accrual of the expected cost of benefits to former or inactive employees after employment but before retirement. The cumulative effect of the accounting change was recorded in the first quarter of 1994 and decreased net income by $3.4 million.

7. The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective January 1, 1993. Regulatory assets and liabilities were established to recognize the future revenue requirement impact from the deferred income taxes which were not immediately recognized in operating results because of ratemaking treatment. The change in Accumulated Deferred Income Taxes and Regulatory Liability on the accompanying balance sheets reflects the accrual for the nine months ended September 30, 1995 and certain reclassifications between Accumulated Deferred Income Taxes and Regulatory Liability applicable to prior periods.

8.   Reference is made to Part II herein - Item 1, Legal Proceedings.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


                              Results of Operations

Because of seasonal fluctuations in temperature and other factors the results of one interim period are not necessarily indicative of results to be expected for the year.


                 Quarter Ended September 30, 1995, Compared with
                        Quarter Ended September 30, 1994

Net income increased $2.9 million (8%) for the quarter ended September 30, 1995, over the quarter ended September 30, 1994, primarily due to an increase in retail electric sales resulting from the hot summer weather and continued cost containment efforts. Another positive factor affecting net income was the recognition of a $6 million credit to expense as the result of the settlement of a commercial dispute as discussed in Note 4 of Notes to Financial Statements. These factors were partially offset by an increase in electric power purchases required because of unplanned power plant outages.

A comparison of operating revenues for the quarter ended September 30, 1995, with the quarter ended September 30, 1994, reflects increases and decreases which have been segregated by the following principal causes:



                                                       Increase or (Decrease)
                                                          (Thousands of $)
                                                       Electric         Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments. . . . . . .          $(3,008)      $(2,146)
 Demand side management/revenue
    decoupling. . . . . . . . . . . . . . . .           (5,651)          529
 Environmental cost recovery. . . . . . . . .            1,513             -
 Variation in sales volume, etc.. . . . . . .           18,258        (1,452)

    Total . . . . . . . . . . . . . . . . . .           11,112        (3,069)

Sales for resale. . . . . . . . . . . . . . .           (2,697)            -
Gas transportation - net. . . . . . . . . . .                -            89
Other . . . . . . . . . . . . . . . . . . . .              753            46

    Total . . . . . . . . . . . . . . . . . .         $  9,168       $(2,934)

Fuel for electric generation and gas supply expenses comprise a large segment of the Company's total operating expenses. The Company's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in the Company's rates, subject to the approval of the Public Service Commission of Kentucky. Fuel for electric generation decreased $3.4 million (9%) for the quarter because of a decrease in the cost of coal burned ($1.6 million) and decreased generation ($1.8 million). Gas supply expenses decreased $3.6 million (29%) due to a decrease in net gas supply cost ($3.2 million) and a 5% decrease in the volume of gas delivered to the distribution system.

The Company implemented a Commission approved demand side management (DSM) program in January 1994. The agreement contains a rate mechanism that allows the Company concurrent recovery of DSM costs; provides the Company an incentive for implementing DSM programs; and allows the Company to recover revenues due to lost sales associated with the DSM programs.

On May 1, 1995, the Company implemented a Commission approved environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act and other governmental pollution control requirements. See Note 3 of Notes to Financial Statements.

Power purchased increased $12.3 million due to increased purchases required because of unplanned outages at the electric generating plants during the warmer than normal third quarter.

Other operation expenses decreased $3.8 million (11%) as a result of recognizing a credit to expense of $6 million in settlement proceeds received related to a commercial dispute. See Note 4 of Notes to Financial Statements. The credit was partially offset by an increase in various administrative expenses.

Maintenance expenses increased $2 million (19%) primarily related to repairs due to unplanned outages at the electric generating plants.

Depreciation and amortization increased because of additional depreciable plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Interest charges decreased due to a reduction in accrued interest resulting from a favorable ruling on certain income tax matters.

               Nine Months Ended September 30, 1995, Compared with
                      Nine Months Ended September 30, 1994

Net income for the nine months ended September 30, 1995 increased $41.9 million over the same period of 1994. This increase was due to the write off, in the first quarter of 1994, of non-recurring items, the formation of a charitable foundation, and the adoption of SFAS No. 112 as discussed in Note 6 of Notes to Financial Statements. Without consideration of the charges against income in 1994 as discussed above, net income for the nine months ended September 30, 1995, increased $5.8 million (8%). This increase is due primarily to higher retail electric commercial and industrial sales during the nine month period of 1995 and positive cost containment efforts. Another positive factor affecting net income was the recognition of a $6 million credit to expense as the result of the settlement of a commercial dispute as discussed in Note 4 of Notes to Financial Statements. These factors were partially offset by increased purchased power expenses due mainly to unplanned power plant outages this summer.

A comparison of operating revenues for the nine months ended September 30, 1995, with the nine months ended September 30, 1994, reflects increases and decreases which have been segregated by the following principal causes:


                                                       Increase or (Decrease)
                                                          (Thousands of $)
                                                       Electric         Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments. . . . . . .          $(9,257)     $(11,779)
 Demand side management/revenue
    decoupling. . . . . . . . . . . . . . . .           (2,582)        3,132
 Environmental cost recovery. . . . . . . . .            2,070             -
 Variation in sales volume, etc.. . . . . . .           20,902       (21,408)

    Total . . . . . . . . . . . . . . . . . .           11,133       (30,055)

Sales for resale. . . . . . . . . . . . . . .           (3,576)            -
Gas transportation - net. . . . . . . . . . .                -         2,694
Other . . . . . . . . . . . . . . . . . . . .              904          (249)

    Total . . . . . . . . . . . . . . . . . .         $  8,461      $(27,610)

Fuel for electric generation decreased $5.6 million (5%) for the nine months because of a lower cost of coal burned ($7.4 million), partially offset by increased generation ($1.8 million). Gas supply expenses decreased $27.5 million (28%) because of a decrease in gas delivered to the distribution system ($16.8 million) and the lower cost of net gas supply ($10.7 million).

Power purchased increased $6.9 million primarily because of increased purchases required due to unplanned outages at the electric power plants during the warmer than normal third quarter.

Other operation expenses decreased $2.6 million (2%) primarily due to crediting $6 million to expense representing the settlement proceeds received related to a commercial dispute. See Note 4 of Notes to Financial Statements. The credit was partially offset by an increase in various administrative expenses.

Non-recurring charges recognized in 1994 include the write off of previously deferred costs in connection with early retirements and work force reductions that occurred in 1992 and 1993, costs in connection with property damage claims pertaining to particulate emissions from the Mill Creek electric generating plant, and certain costs previously deferred resulting from adoption of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. See Note 5 of Notes to Financial Statements.

Depreciation and amortization increased because of an increase in depreciable plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Property and other taxes decreased mainly due to payroll taxes associated with severance payments in connection with work force reductions recorded in the first quarter of 1994. See Note 5 of Notes to Financial Statements.

Other income and deductions increased $1.1 million primarily because of an increase in dividend and interest income from investments.

The contribution to charitable foundation represents the expense (net of taxes) associated with the formation of a tax-exempt charitable foundation recorded in the first quarter of 1994. See Note 5 of Notes to Financial Statements.

Interest charges decreased primarily due to a reduction in accrued interest resulting from a favorable ruling on certain income tax matters, partially offset by a higher composite interest rate on outstanding debt. A component of interest expense was the cost associated with $30 million of interest rate swaps that the Company entered into as a standard hedging device in connection with the issuance of Pollution Control Bonds Series S due September 1, 2017, in 1992. The swaps are designed to reduce the Company's exposure to interest rate risk. During the nine months ended September 30, 1995, the Company received interest at a composite rate of 3.83% and paid interest at a composite rate of 4.55% pursuant to the swaps.

Cumulative Effect of Change in Accounting for Post-Employment Benefits reflects an accounting change required by the adoption of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits. See Note 6 of Notes to Financial Statements.


                         Liquidity and Capital Resources

The Company's capital structure and cash flow remained strong throughout the reported periods. This is evidenced primarily by the Company's ability to meet its capital needs through internal generation.

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet electric and gas customers' needs and the protection of the environment. Construction expenditures for the nine months ended September 30, 1995 of $57 million were financed with internally generated funds.

The Company's combined cash, temporary cash investments, and marketable securities balance increased $20 million during the nine months ended September 30, 1995. The increase reflects the Company's cash flow from operations less construction expenditures and dividend payments.

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

In December 1995, the Company plans to redeem the outstanding shares of its 7.45% Cumulative Preferred Stock with a par value of $25 per share at a redemption price of $25.75 per share. The Company will fund the $22 million redemption with cash generated internally.

At September 30, 1995, the Company had unused lines of credit of $145 million with banks for which it pays commitment fees. The lines are scheduled to expire at various periods throughout 1995 and 1996. The Company intends to renegotiate such lines when they expire.

The Company's capitalization ratios at September 30, 1995, and December 31, 1994 were:

                                                Sept. 30,  Dec. 31,
                                                  1995       1994

Long-term debt
  (including current portion) . . . . . . . .      47.2%     47.5%
Preferred stock . . . . . . . . . . . . . . .       8.3       8.4
Common equity . . . . . . . . . . . . . . . .      44.5      44.1
 Total. . . . . . . . . . . . . . . . . . . .     100.0%    100.0%

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.

                           Part II.  Other Information


Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to: (i) the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1994: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 2, 10, and 11 of the Notes to Financial Statements under
Item 8, (ii) the Company's current report on Form 8-K dated April 13, 1995,
(iii) the information under Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended March 31, 1995, (iv) the Company's current report on Form 8-K dated July 21, 1995, and (v) the information under
Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended June 30, 1995. Except as noted below, there have been no material changes in these proceedings as reported in the Company's 1994 Form 10-K, Form 8-K dated April 13, 1995, Form 10-Q for the quarter ended March 31, 1995, Form 8-K dated July 21, 1995, and the Form 10-Q for the quarter ended June 30, 1995.

Trimble County. Reference is made to Note 11 of the Notes to Financial Statements under Item 8 of the Company's 1994 Form 10-K, to Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended March 31, 1995, to the Company's current report on Form 8-K, dated July 21, 1995, to the Company's Form 10-Q for the quarter ended June 30, 1995, and to Note 2 of Notes to Financial Statements under Part I, Item 1 of this filing, regarding proceedings before the Kentucky Public Service Commission (Commission) to determine the proper ratemaking treatment to exclude 25% of the Trimble County electric generating facility from customer rates for the period May 1988 through December 1990.

On July 19, 1995, the Commission issued an order that requires the Company to refund $23.9 million to its electric customers, plus interest (through June 1995 interest totaled $9.9 million), for a total as of the date of the order of $33.8 million, arising from the Commission's disallowance of 25% of the Trimble County power plant. The Commission's order required the Company to submit a proposed refund methodology for approval within 30 days from the date of the order. The Commission later extended the date of filing refund plans to November 8, 1995. On November 8, 1995, the Commission granted a joint motion to extend the date for filing refund plans to January 3, 1996.

On August 4, 1995, the Kentucky Attorney General (KAG) filed a complaint in the Franklin (Kentucky) Circuit Court (Court) for review of the Commission's orders of July 8, 1994, April 25, 1995, and July 19, 1995. The KAG asked that the Court vacate those orders and remand the proceeding back to the Commission with instructions that the Commission consider, in determining a refund, the revenues paid by the Company's customers as a result of the inclusion of Trimble County related construction work in progress in the Company's rate base prior to May 20, 1988. On September 12, 1995, the Court dismissed without prejudice KAG's complaint.

On August 8, 1995, the Company filed a request for rehearing of the July 19 order of the Commission, and on August 28, 1995, the Commission issued an order in which it granted rehearing only on the issue of whether compound or simple interest should be applied to the amount the Commission has ordered the Company to refund. The total of $33.8 million contained in the Commission's July 19, 1995 order was calculated using compound interest. The Company believes that the use of simple interest would reduce the amount the Commission ordered be refunded through June 1995 by approximately $1.6 million. The Commission has requested that the parties to the case submit argument on this issue during the second phase of the case dealing with refund plans.

The outcome of this matter is uncertain, and the Company is unable to predict the exact amount of refunds, if any, that ultimately may be due.

Environmental.  As reported in Note 10 of Notes to Financial Statements under
Item 8 of the Company's 1994 Form 10-K, and in Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended June 30, 1995, 34 persons filed a complaint in Jefferson Circuit Court against the Company seeking certification of a class consisting of all persons within 2.5 miles of the Mill Creek plant who have allegedly suffered personal injury or property damage as a result of emissions from the plant. In June 1994, the court denied the plaintiffs' motion for certification of the class and thus limited the scope of the litigation to the claims of the individual plaintiffs. In August 1995, the court granted the plaintiff's motion for leave to file an amended complaint to bring a total of 537 individual plaintiffs into the pending litigation. The plaintiffs continue to seek compensation for alleged personal injury and property damage, injunctive relief, a fund to finance future medical monitoring of area residents and other relief. The plaintiffs seek certification of a class consisting of all persons within 3.5 miles of the plant who have allegedly suffered property damage. The Company intends to vigorously defend itself in the pending litigation.

As reported in Note 10 of the Notes to Financial Statements under Item 8 of the Company's 1994 Form 10-K, in 1987, the United States Environmental Protection Agency (USEPA) identified the Company as one of the numerous potentially responsible parties (PRPs) allegedly liable under the Comprehensive Environmental Response, Compensation, and Liability Act as amended for the Smith's Farm site in Bullitt County, Kentucky. Previously reported estimated cleanup costs of approximately $70 million have recently been revised to approximately $60 million. The Company and several other parties have shared certain cleanup costs until a voluntary allocation of liability can be reached among the parties. It is not possible at this time to predict the outcome or precise impact of the matter. However, management believes that this matter should not have a material adverse impact on the financial position or results of operation of the Company, as other financially viable PRPs appear to have primary responsibility for any environmental liability at the site.

As reported in Note 10, of the Notes to Financial Statements under Item 8 of the Company's 1994 Form 10-K, in March 1994, the Air Pollution Control District of Jefferson County, Kentucky (APCD) adopted a regulation requiring a 15% reduction from 1990 volatile organic compound (VOC) emissions from industrial sources. There are currently no demonstrated technologies for control of VOC emissions from coal-fired boilers. Consequently, compliance with the regulation could require limits on generation at the Mill Creek and Cane Run plants, unless the APCD adopts a provision for compliance through utilization of banked emission allowances. The Company is currently participating in negotiations between the APCD and industry groups in an effort to obtain an exemption from the VOC reduction requirements.

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


                                      LOUISVILLE GAS AND ELECTRIC COMPANY
                                      Registrant




Date:  November 13, 1995              M. L. Fowler
                                      M. L. Fowler
                                      Vice President and Controller
                                      (On behalf of the registrant in his
                                      capacity as Principal Accounting Officer)