Form 10-Q
period 1996-03-31
LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1996-05-13
CIK 60549

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996


                                       or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 21,294,223 shares, without par value, as of April 30, 1996, all of which were held by LG&E Energy Corp.

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

                                                        Quarter Ended
                                                           March 31,
                                                 1996                  1995

OPERATING REVENUES:
 Electric (Note 2). . . . . . . . .           $135,688              $123,542
 Gas. . . . . . . . . . . . . . . .             91,056                75,975
  Total operating revenues. . . . .            226,744               199,517

OPERATING EXPENSES:
 Fuel for electric generation . . .             35,914                31,851
 Power purchased. . . . . . . . . .              3,102                   807
 Gas supply expenses. . . . . . . .             58,232                48,367
 Other operation expenses . . . . .             39,728                35,398
 Maintenance. . . . . . . . . . . .             14,167                11,482
 Depreciation and amortization. . .             22,250                21,440
 Federal and state income
  taxes . . . . . . . . . . . . . .             14,577                13,228
 Property and other taxes . . . . .              4,824                 4,535
  Total operating expenses. . . . .            192,794               167,108

NET OPERATING INCOME. . . . . . . .             33,950                32,409

Other income and
 (deductions) (Note 3). . . . . . .                122                   401
Interest charges. . . . . . . . . .             10,520                10,971

NET INCOME. . . . . . . . . . . . .             23,552                21,839

Preferred Stock Dividends . . . . .              1,156                 1,617

NET INCOME AVAILABLE FOR
 COMMON STOCK . . . . . . . . . . .           $ 22,396              $ 20,222

                       Louisville Gas and Electric Company
                                 Balance Sheets
                                (Thousands of $)

                                     ASSETS

                                                       Mar. 31,      Dec. 31,
                                                         1996          1995

UTILITY PLANT:
 At original cost . . . . . . . . . . . . . . . . . .$2,612,989   $2,598,860
 Less:  reserve for depreciation. . . . . . . . . . .   951,408      934,942
  Net utility plant . . . . . . . . . . . . . . . . . 1,661,581    1,663,918

OTHER PROPERTY AND INVESTMENTS -
 less reserve . . . . . . . . . . . . . . . . . . . .       760          760

CURRENT ASSETS:
 Cash and temporary cash investments. . . . . . . . .   84,696        58,131
 Marketable securities. . . . . . . . . . . . . . . .    6,967        20,449
 Accounts receivable - less reserve . . . . . . . . .  107,096       105,589
 Materials and supplies - at average cost:
  Fuel (predominantly coal) . . . . . . . . . . . . .    8,732        14,996
  Gas stored underground. . . . . . . . . . . . . . .    9,461        31,714
  Other . . . . . . . . . . . . . . . . . . . . . . .   33,690        34,384
 Prepayments. . . . . . . . . . . . . . . . . . . . .     1,893        2,108
  Total current assets. . . . . . . . . . . . . . . .   252,535      267,371

DEFERRED DEBITS AND OTHER ASSETS:
 Unamortized debt expense . . . . . . . . . . . . . .    7,620         7,710
 Regulatory assets. . . . . . . . . . . . . . . . . .   32,460        29,926
 Other. . . . . . . . . . . . . . . . . . . . . . . .    23,257        9,805
  Total deferred debits and other assets. . . . . . .    63,337       47,441
    Total assets. . . . . . . . . . . . . . . . . . .$1,978,213   $1,979,490

                       Louisville Gas and Electric Company
                             Balance Sheets (cont.)
                                (Thousands of $)

                             CAPITAL AND LIABILITIES

                                                       Mar. 31,      Dec. 31,
                                                         1996          1995

CAPITALIZATION:
 Common stock, without par value -
  Outstanding 21,294,223 shares . . . . . . . . . . .$  425,170   $  425,170
 Common stock expense . . . . . . . . . . . . . . . .     (836)         (836)
 Unrealized loss on marketable
  securities, net of income
  taxes of $5 and $153. . . . . . . . . . . . . . . .       (7)         (226)
 Retained earnings. . . . . . . . . . . . . . . . . .  184,945       181,049
  Total common equity . . . . . . . . . . . . . . . .  609,272       605,157
 Cumulative preferred stock . . . . . . . . . . . . .   95,328        95,328
 Long-term debt . . . . . . . . . . . . . . . . . . .  646,842       646,845
  Total capitalization. . . . . . . . . . . . . . . .1,351,442     1,347,330

CURRENT LIABILITIES:
 Long-term debt due within
  one year. . . . . . . . . . . . . . . . . . . . . .   16,000        16,000
 Accounts payable . . . . . . . . . . . . . . . . . .   81,439        93,706
 Trimble County Settlement (Note 4) . . . . . . . . .   20,864        28,300
 Dividends declared . . . . . . . . . . . . . . . . .   19,656        19,672
 Accrued taxes. . . . . . . . . . . . . . . . . . . .   22,504         7,814
 Accrued interest . . . . . . . . . . . . . . . . . .   10,847        11,064
 Other. . . . . . . . . . . . . . . . . . . . . . . .    13,529       12,071
  Total current liabilities . . . . . . . . . . . . .   184,839      188,627

DEFERRED CREDITS AND OTHER LIABILITIES:
 Accumulated deferred income
  taxes . . . . . . . . . . . . . . . . . . . . . . .  205,779       204,816
 Investment tax credit, in
  process of amortization . . . . . . . . . . . . . .   82,936        84,037
 Accumulated provision for pensions
  and related benefits. . . . . . . . . . . . . . . .   47,099        47,099
 Customers' advances for construction . . . . . . . .    9,035         9,251
 Regulatory liability . . . . . . . . . . . . . . . .   88,242        88,242
 Other. . . . . . . . . . . . . . . . . . . . . . . .     8,841       10,088
  Total deferred credits and other liabilities. . . .   441,932      443,533
    Total capital and liabilities . . . . . . . . . .$1,978,213   $1,979,490

                       Louisville Gas and Electric Company
                            Statements of Cash Flows
                                (Thousands of $)

                                                            Quarter Ended
                                                               March 31,
                                                        1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . $ 23,552     $  21,839
 Items not requiring cash currently:
  Depreciation and amortization . . . . . . . . . . .   22,250        21,440
  Deferred income taxes - net . . . . . . . . . . . .      815         1,709
  Investment tax credit - net . . . . . . . . . . . .   (1,101)       (1,152)
  Other . . . . . . . . . . . . . . . . . . . . . . .    1,030           946
 (Increases) decreases in net current assets:
  Accounts receivable . . . . . . . . . . . . . . . .   (1,507)        4,324
  Materials and supplies. . . . . . . . . . . . . . .   29,211        22,363
  Trimble County Settlement . . . . . . . . . . . . .   (7,436)            -
  Accounts payable. . . . . . . . . . . . . . . . . .  (12,267)      (15,487)
  Accrued taxes . . . . . . . . . . . . . . . . . . .   14,690        10,623
  Accrued interest. . . . . . . . . . . . . . . . . .     (217)       (1,685)
  Prepayments and other . . . . . . . . . . . . . . .    1,673          (308)
 Other. . . . . . . . . . . . . . . . . . . . . . . .  (19,160)         (364)
  Net cash provided by operating activities . . . . .   51,533        64,248

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities. . . . . . . . . . . . . . .   (5,430)      (44,160)
 Proceeds from sales of securities. . . . . . . . . .   19,279        50,329
 Construction expenditures. . . . . . . . . . . . . .  (19,145)      (19,676)
  Net cash used for
    investing activities. . . . . . . . . . . . . . .    (5,296)     (13,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of dividends . . . . . . . . . . . . . . . .  (19,672)      (19,567)
  Net cash used for financing activities. . . . . . .$ (19,672)    $ (19,567)

                       Louisville Gas and Electric Company
                        Statements of Cash Flows (cont.)
                                (Thousands of $)

                                                            Quarter Ended
                                                              March 31
                                                        1996           1995

NET INCREASE IN CASH AND
 TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . .$  26,565     $  31,174

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .   58,131        39,138

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD. . . . . . . . . . . . . . . . . . . .$  84,696     $  70,312








SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
    Income taxes. . . . . . . . . . . . . . . . . . .$   2,629     $       -
    Interest on borrowed money. . . . . . . . . . . .   10,367        12,250

For the purposes of this statement, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                       Louisville Gas and Electric Company
                         Statements of Retained Earnings
                                (Thousands of $)

                                                        Quarter Ended
                                                          March 31,
                                                 1996                  1995

Balance at beginning of period. . .            $181,049              $193,895
Net income. . . . . . . . . . . . .              23,552                21,839
  Subtotal. . . . . . . . . . . . .             204,601               215,734
Cash dividends declared
  on stock -
  5% cumulative preferred . . . . .                 269                   269
  7.45% cumulative preferred. . . .                   -                   400
  Auction rate cumulative pref. . .                 520                   581
  $5.875 cumulative preferred . . .                 367                   367
  Common. . . . . . . . . . . . . .              18,500                34,000
  Total dividends declared. . . . .              19,656                35,617

Balance at end of period. . . . . .            $184,945              $180,117

                       Louisville Gas and Electric Company

                          Notes to Financial Statements
                                   (Unaudited)



1. The financial statements included herein have been prepared by Louisville Gas and Electric Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1995.

2. The Company filed an application with the Public Service Commission of Kentucky (Commission) on October 7, 1994, in which it requested approval of an environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for the
     production of energy from coal.   On April 6, 1995, the Commission
     approved, with modifications, an environmental cost recovery surcharge that increased electric revenues by $3.2 million in 1995, and is expected to increase 1996 revenues by approximately $5.7 million. The surcharge became effective on May 1, 1995.

     An appeal of the Commission's April 6, 1995, order by various intervenors in the proceeding (including the Kentucky Attorney General) is currently pending in the Franklin Circuit Court of Kentucky. The intervenors are contesting the validity of the order on several grounds, including the constitutionality of the Kentucky statute that authorizes the surcharge. In an order dated April 10, 1996, associated with the first six-month review of the operation of the surcharge, the Commission stated that all environmental surcharge revenues collected from the date of the April 10 order will be subject to refund, pending the final determination of the April 6, 1995, order. The Company is vigorously contesting the legal challenges to the surcharge, but cannot predict the outcome of the appeal. The amount of refunds that may be ordered, if any, are not expected to have a material adverse effect on the Company's financial position or results of operations.

3. Other income and deductions consisted of the following for the quarter ended March 31 (in thousands of $):

                                                  1996          1995

       Interest and dividend income . . .         $859          $1,582
       Gains (losses) on fixed
         asset disposal . . . . . . . . .            2            215
       Donations. . . . . . . . . . . . .          (38)           (55)
       Income taxes and other . . . . . .         (701)        (1,341)
                                                  $122          $  401

4. On December 8, 1995, the Commission approved a settlement agreement filed by the Company and all intervenors in the proceeding affecting the Company's Trimble County Unit 1. The overall effect of the settlement was recognized in its entirety in the fourth quarter of 1995 and did not affect the Company's results reported herein.

5. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). The new standard requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing such impairment reviews, companies are required to estimate the sum of future cash flows from an asset and compare such amount to the asset's carrying amount. Any excess of carrying amount over expected cash flows will result in a possible write-down of an asset to its fair value. Adopting SFAS No. 121 did not have a material adverse impact on the Company's financial position or results of operations.

6.   Reference is made to Part II herein - Item 1, Legal Proceedings, and
     Note 13 of the Notes to Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


                            Results of Operations

Because of seasonal fluctuations in temperature and other factors the results of one interim period are not necessarily indicative of results to be expected for the year.


                 Quarter Ended March 31, 1996, Compared with
                        Quarter Ended March 31, 1995

Net income increased $1.7 million (8%) for the quarter ended March 31, 1996, over the quarter ended March 31, 1995, primarily due to an increase in sales of natural gas and electricity caused by the colder winter weather. The increase in sales was partially offset by an increase in operation and maintenance expenses at the power plants and an increase in various general and administrative expenses.

A comparison of operating revenues for the quarter ended March 31, 1996, with the quarter ended March 31, 1995, reflects increases and decreases which have been segregated by the following principal causes:



                                                      Increase or (Decrease)
                                                          (Thousands of $)
                                                        Electric        Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments. . . . . . .          $   461       $    44
 Demand side management/revenue
    decoupling. . . . . . . . . . . . . . . .             (751)          199
 Environmental cost recovery surcharge. . . .            1,312             -
 Variation in sales volume, etc.. . . . . . .            4,411        16,535

    Total . . . . . . . . . . . . . . . . . .            5,433        16,778

Sales for resale. . . . . . . . . . . . . . .            6,332             -
Gas transportation - net. . . . . . . . . . .                -        (1,865)
Other . . . . . . . . . . . . . . . . . . . .              381           168

    Total . . . . . . . . . . . . . . . . . .          $12,146       $15,081

Fuel for electric generation and gas supply expenses comprise a large segment of the Company's total operating expenses. The Company's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in the Company's rates, subject to the approval of the Public Service Commission of Kentucky. Fuel for electric generation increased $4.1 million (13%) for the quarter because of an increase in generation ($5.1 million), partially offset by a decrease in the cost of coal burned ($1 million). Gas supply expenses increased $9.9 million (20%) due to an increase in the volume of gas delivered to the distribution system.

On May 1, 1995, the Company implemented a Commission approved environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act and other governmental pollution control requirements. See Note 2 of Notes to Financial Statements.

Power purchased increased $2.3 million due to increased purchases required to meet native load and other power commitments.

Other operation expenses increased $4.3 million (12%) as a result of increases in various administrative expenses ($2.2 million) and increased costs to operate electric power plants and electric and gas distribution systems.

Maintenance expenses increased $2.7 million (23%) primarily related to repairs at the electric generating plants.

Depreciation and amortization increased because of additional depreciable plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Interest charges decreased because of a lower composite interest rate on debt.

The decrease in preferred stock dividends is primarily related to redemption of the 7.45% Series Cumulative Preferred Stock in December 1995.


                       Liquidity and Capital Resources

The Company's capital structure and cash flow remained strong throughout the reported periods. This is evidenced primarily by the Company's ability to meet its capital needs through internal generation.

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet electric and gas customers' needs and the protection of the environment. Construction expenditures for the three months ended March 31, 1996 of $19 million were financed with internally generated funds.

The Company's cash and temporary cash investments balance increased $27 million during the three months ended March 31, 1996. The increase reflects the Company's cash flow from operations plus proceeds from the sale of marketable securities less construction expenditures and dividends paid.

Other cash flows from operating activities for the first quarter of 1996 included $15.8 million in increased gas supply costs. The Company will recover these costs through its gas supply clause mechanism subject to the approval of the Public Service Commission of Kentucky. The higher gas prices were due to unusually cold weather that resulted in increased demand.

Variations in accounts receivable, accounts payable and materials and supplies are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to seasonal fluctuations in weather, which has a direct effect on sales of electricity and natural gas.

The Company's First Mortgage Bonds, 5.625% Series of $16 million is scheduled to mature June 1, 1996. The Company expects to use internally generated cash to retire the bonds.

At March 31, 1996, the Company had unused lines of credit of $160 million with banks for which it pays commitment fees. The lines are scheduled to expire during the year 2000. The Company expects to renegotiate such lines when they expire.

The Company's capitalization ratios at March 31, 1996, and December 31,
1995 were:

                                                 Mar. 31,  Dec. 31,
                                                   1996      1995

Long-term debt
  (including current portion) . . . . . . . .      48.4%     48.6%
Preferred stock . . . . . . . . . . . . . . .       7.0       7.0
Common equity . . . . . . . . . . . . . . . .      44.6      44.4
 Total. . . . . . . . . . . . . . . . . . . .     100.0%    100.0%

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.

                         Part II.  Other Information


Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to: (i) the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1995: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 2 and 13 of the Notes to Financial Statements under Item 8. Except as noted below, there have been no material changes in these proceedings as reported in the Company's 1995 Form 10-K.

Environmental. As reported in Note 13 of Notes to Financial Statements under Item 8 of the Company's 1995 Form 10-K, 34 persons filed a complaint in Jefferson Circuit Court against the Company seeking certification of a class consisting of all persons within 2.5 miles of the Mill Creek plant who have allegedly suffered personal injury or property damage as a result of emissions from the plant. The plaintiffs sought compensation for personal injury and property damage, injunctive relief, a fund to finance future medical monitoring of area residents and other relief. In June 1994, the court denied the plaintiffs' motion for certification of the class and thus limited the scope of the litigation to the claims of the individual plaintiffs. In August 1995, the court granted the plaintiffs' motion for leave to file an amended complaint to bring a total of 537 individual plaintiffs into the pending litigation. The plaintiffs subsequently filed a motion to certify a class consisting of all persons within 3.5 miles of the plant who have allegedly suffered property damage. The court has not yet ruled on that motion. In January 1996, the plaintiffs waived all claims for compensation for personal injuries, fear of cancer, emotional distress, loss of income, injunctive relief, and medical monitoring. The Company stipulated nuisance as to plaintiffs located within 2.5 miles of the plant, but reserved the right to assert lack of causation and all affirmative defenses including statute of limita-tions. The plaintiffs also waived claims for punitive damages with respect to all plaintiffs located within 2.5 miles. The plaintiffs are currently asserting claims solely for property damage and annoyance due to emissions from the plant. In April 1996, the Company and counsel for plaintiffs settled a number of individual claims and anticipate settling additional claims through continuing negotiations. Settlement of these claims did not have a material adverse impact on the financial position or results of operations of the Company, nor does management believe that settlement of the remaining claims will have such an impact. The Company intends to vigorously defend itself against any claims which are not resolved through the pending settlement negotiations.

Open Access. As reported in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, of the Company's 1995 Form 10-K, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking on Open Access Nondiscriminatory Transmission Services and a Supplemental Notice of Proposed Rulemaking on Stranded Investment (collectively, the Mega-NOPR). On April 24, 1996, the FERC adopted a final rule, which is similar in many respects to the Mega-NOPR. The final rule is intended, among other things, to create a vigorous wholesale electric market by requiring transmission providers to offer open access to their transmission systems. While the Company is still reviewing the provisions of the final rule and is unable at this time to determine its precise effect on the Company's operations, the Company generally is supportive of proposals to increase competition at all levels of the electric power market and intends to pursue opportunities created by a more competitive market.

Item 6(a).  Exhibits.

Exhibit No.

10.01 Copy of the Credit Agreement, dated December 18, 1995, by and among the Company, the Banks party thereto, PNC Bank, Kentucky, Inc. as Agent and Bank of Montreal as Co-Agent. [Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission].


27.     Financial Data Schedule

Item 6(b).  Reports on Form 8-K.

None.


                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LOUISVILLE GAS AND ELECTRIC COMPANY
                                    Registrant




Date:  May 13, 1996                 Walter Z. Berger
                                    -------------------------------------
                                    Walter Z. Berger
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (On behalf of the registrant in his
                                    capacity as Principal Accounting
                                    Officer)