Form 10-Q/A
period 1996-03-31
LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1996-07-19
CIK 60549

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q/A


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

The Company is filing this amendment to its Form 10-Q for the quarter ended March 31, 1996 (the "Form 10-Q"), to (i) amend the description of Exhibit 10.01 that appeared under Item 6(a) of the Form 10-Q to delete all references to a confidential treatment request filed with the Securities and Exchange Commission on behalf of the Company, and (ii) to file Exhibit 10.01 in complete and unredacted form. The amended version of Item 6 is included in this filing.

Item 6(a).  Exhibits.

Exhibit No.                         Description

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


                                      LOUISVILLE GAS AND ELECTRIC COMPANY
                                      Registrant




Date:  July 19, 1996                  Walter Z. Berger
                                      ---------------------------------------
                                      Walter Z. Berger
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (On behalf of the registrant in his
                                      capacity as Principal Accounting Officer)