Form 10-Q
period 1996-06-30
LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1996-08-13
CIK 60549

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996


                                       or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 21,294,223 shares, without par value, as of July 31, 1996, all of which were held by LG&E Energy Corp.

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

                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                       1996      1995       1996       1995

OPERATING REVENUES:
 Electric (Note 2). . . . . . . . . $151,745  $142,340    $287,433  $265,882
 Gas. . . . . . . . . . . . . . . .   29,362    25,481     120,418   101,455
  Total operating revenues. . . . .  181,107   167,821     407,851   367,337

OPERATING EXPENSES:
 Fuel for electric generation . . .   36,692    35,801      72,606    67,652
 Power purchased. . . . . . . . . .    5,171     1,037       8,273     1,843
 Gas supply expenses. . . . . . . .   18,652    13,594      76,884    61,961
 Other operation expenses . . . . .   31,530    35,658      71,257    71,056
 Maintenance. . . . . . . . . . . .   15,988    13,205      30,156    24,687
 Depreciation and amortization. . . 22,251 21,440 44,501 42,880 Federal and state income
  taxes . . . . . . . . . . . . . .   13,832    13,013      28,409    26,241
 Property and other taxes . . . . .    4,255     4,058       9,079     8,593
  Total operating expenses. . . . .  148,371   137,806     341,165   304,913

NET OPERATING INCOME. . . . . . . .   32,736    30,015      66,686    62,424

Other income and
 (deductions) (Note 3). . . . . . .      590     1,809         712     2,211
Interest charges. . . . . . . . . .   10,418    10,739      20,938    21,711

NET INCOME. . . . . . . . . . . . .   22,908    21,085      46,460    42,924

Preferred Stock Dividends . . . . .    1,136     1,627       2,292     3,244

NET INCOME AVAILABLE FOR
 COMMON STOCK . . . . . . . . . . . $ 21,772  $ 19,458    $ 44,168  $ 39,680

                       Louisville Gas and Electric Company
                                 Balance Sheets
                                (Thousands of $)

                                     ASSETS

                                                       June 30,      Dec. 31,
                                                         1996          1995

UTILITY PLANT:
 At original cost . . . . . . . . . . . . . . . . . .$2,637,011   $2,598,860
 Less:  reserve for depreciation. . . . . . . . . . .   967,982      934,942
  Net utility plant . . . . . . . . . . . . . . . . . 1,669,029    1,663,918

OTHER PROPERTY AND INVESTMENTS -
 less reserve . . . . . . . . . . . . . . . . . . . .       765          760

CURRENT ASSETS:
 Cash and temporary cash investments. . . . . . . . .    62,490       58,131
 Marketable securities. . . . . . . . . . . . . . . .     6,237       20,449
  Accounts receivable - less reserve. . . . . . . . .   106,211      105,589
 Materials and supplies - at average cost:
  Fuel (predominantly coal) . . . . . . . . . . . . .     6,477       14,996
  Gas stored underground. . . . . . . . . . . . . . .    12,701       31,714
  Other . . . . . . . . . . . . . . . . . . . . . . .    33,356       34,384
 Prepayments. . . . . . . . . . . . . . . . . . . . .     1,688        2,108
  Total current assets. . . . . . . . . . . . . . . .   229,160      267,371

DEFERRED DEBITS AND OTHER ASSETS:
 Unamortized debt expense . . . . . . . . . . . . . .     7,529        7,710
 Regulatory assets. . . . . . . . . . . . . . . . . .    31,494       29,926
 Other. . . . . . . . . . . . . . . . . . . . . . . .    24,315        9,805
  Total deferred debits and other assets. . . . . . .    63,338       47,441
    Total assets. . . . . . . . . . . . . . . . . . .$1,962,292   $1,979,490

                       Louisville Gas and Electric Company
                             Balance Sheets (cont.)
                                (Thousands of $)

                             CAPITAL AND LIABILITIES

                                                       June 30,      Dec. 31,
                                                         1996          1995

CAPITALIZATION:
 Common stock, without par value -
  Outstanding 21,294,223 shares . . . . . . . . . . .$   425,170  $  425,170
 Retained earnings. . . . . . . . . . . . . . . . . .    188,217     181,049
 Other. . . . . . . . . . . . . . . . . . . . . . . .       (895)     (1,062)
  Total common equity . . . . . . . . . . . . . . . .    612,492     605,157
 Cumulative preferred stock . . . . . . . . . . . . .     95,328      95,328
 Long-term debt . . . . . . . . . . . . . . . . . . .    646,838     646,845
  Total capitalization. . . . . . . . . . . . . . . .  1,354,658   1,347,330

CURRENT LIABILITIES:
 Long-term debt due within
  one year (Note 4) . . . . . . . . . . . . . . . . .        -        16,000
 Accounts payable . . . . . . . . . . . . . . . . . .   77,408        93,706
  Trimble County Settlement . . . . . . . . . . . . .   20,078        28,300
 Dividends declared . . . . . . . . . . . . . . . . .   19,636        19,672
 Accrued taxes. . . . . . . . . . . . . . . . . . . .   14,263         7,814
 Accrued interest . . . . . . . . . . . . . . . . . .   11,185        11,064
 Other. . . . . . . . . . . . . . . . . . . . . . . .   13,651        12,071
  Total current liabilities . . . . . . . . . . . . .  156,221       188,627

DEFERRED CREDITS AND OTHER LIABILITIES:
 Accumulated deferred income
  taxes . . . . . . . . . . . . . . . . . . . . . . .  213,450       204,816
 Investment tax credit, in
  process of amortization . . . . . . . . . . . . . .   81,834        84,037
 Accumulated provision for pensions
  and related benefits. . . . . . . . . . . . . . . .   43,486        47,099
 Regulatory liability . . . . . . . . . . . . . . . .   86,753        88,242
 Other. . . . . . . . . . . . . . . . . . . . . . . .   25,890        19,339
  Total deferred credits and other liabilities. . . .  451,413       443,533
    Total capital and liabilities . . . . . . .. . .$1,962,292    $1,979,490

                       Louisville Gas and Electric Company
                            Statements of Cash Flows
                                (Thousands of $)

                                                          Six Months Ended
                                                              June 30,
                                                        1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . $ 46,460      $ 42,924
 Items not requiring cash currently:
  Depreciation and amortization . . . . . . . . . . .   44,501        42,880
  Deferred income taxes - net . . . . . . . . . . . .    7,033         5,713
  Investment tax credit - net . . . . . . . . . . . .   (2,203)       (2,440)
  Other . . . . . . . . . . . . . . . . . . . . . . .    2,056         1,908
 Decreases (increases) in net current assets:
  Accounts receivable . . . . . . . . . . . . . . . .     (622)       (1,069)
  Materials and supplies. . . . . . . . . . . . . . .   28,560        23,981
  Trimble County Settlement . . . . . . . . . . . . .   (8,222)            -
  Accounts payable. . . . . . . . . . . . . . . . . .  (16,298)      (12,217)
  Accrued taxes . . . . . . . . . . . . . . . . . . .    6,449        (2,145)
  Accrued interest. . . . . . . . . . . . . . . . . .      121        (1,396)
  Prepayments and other . . . . . . . . . . . . . . .    2,000           498
 Other. . . . . . . . . . . . . . . . . . . . . . . .  (16,686)       (9,118)
  Net cash provided by operating activities . . . . .   93,149        89,519

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities. . . . . . . . . . . . . . .   (6,550)      (75,468)
 Proceeds from sales of securities. . . . . . . . . .   21,036        91,970
 Construction expenditures. . . . . . . . . . . . . .  (47,949)      (38,127)
  Net cash used for
    investing activities. . . . . . . . . . . . . . .  (33,463)      (21,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of pollution control bonds. . . . . . . . .        -        39,959
 Retirement of first mortgage bonds
  and pollution control bonds . . . . . . . . . . . .  (16,000)      (41,076)
 Payment of dividends . . . . . . . . . . . . . . . .  (39,327)      (55,184)
  Net cash used for financing activities. . . . . . . $(55,327)    $ (56,301)

                       Louisville Gas and Electric Company
                        Statements of Cash Flows (cont.)
                                (Thousands of $)

                                                          Six Months Ended
                                                              June 30,
                                                        1996           1995

NET INCREASE IN CASH AND
 TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . .  $ 4,359     $  11,593

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .   58,131        39,138

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD. . . . . . . . . . . . . . . . . . . .  $62,490     $  50,731








SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
    Income taxes. . . . . . . . . . . . . . . . . . .   $21,334    $  23,494
    Interest on borrowed money. . . . . . . . . . . .    20,048       22,285

For the purposes of this statement, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                       Louisville Gas and Electric Company
                         Statements of Retained Earnings
                                (Thousands of $)

                                     Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                       1996      1995       1996       1995

Balance at beginning of period. . . $184,945   $180,117   $181,049   $193,895
Net income. . . . . . . . . . . . .   22,908     21,085     46,460     42,924
  Subtotal. . . . . . . . . . . . .  207,853    201,202    227,509    236,819
Cash dividends declared
  on stock -
  5% cumulative preferred . . . . .      269        269        538        539
  7.45% cumulative preferred. . . .        -        400         -         799
  Auction rate cumulative pref. . .      500        591      1,020      1,172
  $5.875 cumulative preferred . . .      367        367        734        734
  Common. . . . . . . . . . . . . .   18,500     18,000     37,000     52,000
  Total dividends declared. . . . .   19,636     19,627     39,292     55,244

Balance at end of period. . . . . . $188,217   $181,575   $188,217   $181,575

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

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1995, and the Report on Form 10-Q for the quarter ended March 31, 1996.

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

3. Other income and (deductions) consisted of the following (in thousands of $):

                             3 Months Ended June 30  6 Months Ended June 30
                                  1996      1995        1996        1995

       Interest and dividend
         income . . . . . . .    $1,100     $1,403      $1,958      $2,984
       Gains on fixed
         asset disposal . . .        54        758          56         974
       Income taxes and other      (564)      (352)     (1,302)     (1,747)
                                $   590     $1,809      $  712      $2,211

4. On June 1, 1996, the Company's First Mortgage Bonds, 5.625% Series of $16 million matured and were retired by the Company.

5. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). The new standard requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing such impairment reviews, companies are required to estimate the sum of future cash flows from an asset and compare such amount to the asset's carrying amount. Any excess of carrying amount over expected cash flows will result in a possible write-down of an asset to its fair value. Adopting SFAS No. 121 had no impact on the Company's financial position or results of operations.

6.   Reference is made to Part II herein - Item 1, Legal Proceedings, and
     Note 13 of the Notes to Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Some of the matters discussed in Part I or Part II of this Form 10-Q may contain forward looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business and competitive conditions in the utility industry; unusual weather; regulatory decisions; and the other factors described in the Company's Form 10-K for the year ended December 31, 1995.


                            Results of Operations

Because of seasonal fluctuations in temperature and other factors the results of one interim period are not necessarily indicative of results to be expected for the year.


                 Quarter Ended June 30, 1996, Compared with
                         Quarter Ended June 30, 1995

Net income increased $1.8 million (9%) for the quarter ended June 30, 1996, over the quarter ended June 30, 1995, primarily due to higher weather related electric and natural gas sales and a decrease in other operation expenses caused principally by a one-time reduction of certain employee fringe benefits. This improvement in net income was achieved despite the costs associated with numerous severe storms that occurred this quarter.

A comparison of operating revenues for the quarter ended June 30, 1996, with the quarter ended June 30, 1995, reflects increases and decreases which have been segregated by the following principal causes:



                                                       Increase or (Decrease)
                                                          (Thousands of $)
                                                       Electric        Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments. . . . . . .          $(1,054)      $ 3,374
 Demand side management/revenue
    decoupling. . . . . . . . . . . . . . . .           (1,607)       (1,907)
 Environmental cost recovery surcharge. . . .              793             -
 Variation in sales volume, etc.. . . . . . .            6,343         1,911

    Total . . . . . . . . . . . . . . . . . .            4,475         3,378

Sales for resale. . . . . . . . . . . . . . .            4,789             -
Gas transportation - net. . . . . . . . . . .                -           326
Other . . . . . . . . . . . . . . . . . . . .              141           177

    Total . . . . . . . . . . . . . . . . . .          $ 9,405       $ 3,881

As shown above, electric and gas revenues increased in the second quarter primarily because of weather conditions. Electric sales for resale increased over the second quarter of 1995 due to aggressive efforts in marketing off-system sales.

Fuel for electric generation and gas supply expenses comprise a large segment of the Company's total operating expenses. The Company's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in the Company's rates, subject to the approval of the Public Service Commission of Kentucky. Fuel for electric generation increased $.9 million (2%) for the quarter because of an increase in generation ($2.3 million), partially offset by a decrease in the cost of coal burned ($1.4 million). Gas supply expenses increased $5.1 million (37%) due to an increase in net gas supply cost ($2.7 million) and a higher volume of gas delivered to the distribution system ($2.4 million).

The Company's rates also include an environmental cost recovery surcharge that recovers certain costs required to comply with the Federal Clean Air Act and other governmental pollution control requirements. See Note 2 of Notes to Financial Statements.

Power purchased increased $4.1 million due to increased purchases required to meet native load and other power commitments.

Other operation expenses decreased $4.1 million (12%) primarily due to a one-time reduction of certain employee fringe benefits in connection with a change in the collective bargaining agreement ($3.6 million).

Maintenance expenses increased $2.8 million (21%) primarily related to an increase in scheduled turbine overhauls ($2 million) and expenses related to storm damage ($1.5 million).

Depreciation and amortization increased because of additional depreciable plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Other income and deductions decreased $1.2 million primarily because of lower gains related to the sale of property ($.7 million) as compared to the same period in 1995 and a decrease in dividend and interest income from investments ($.3 million). See Note 3 of Notes to Financial Statements.

Interest charges decreased because of a lower composite interest rate on outstanding debt. The Company's First Mortgage Bonds, 5.625% Series of $16 million were retired at maturity on June 1, 1996. See Note 4 of Notes to Financial Statements.

The decrease in preferred stock dividends is primarily related to redemption of the 7.45% Series Cumulative Preferred Stock in December 1995.

                Six Months Ended June 30, 1996, Compared with
                       Six Months Ended June 30, 1995

Net income for the six months ended June 30, 1996 increased $3.5 million (8%) over the same period of 1995. This increase is due primarily to an increase in sales of natural gas and electricity, partially offset by increased maintenance expenses at the power plants and increased storm-related expenses.

A comparison of operating revenues for the six months ended June 30, 1996, with the six months ended June 30, 1995 reflects increases and decreases which have been segregated by the following principal causes:

                                                       Increase or (Decrease)
                                                          (Thousands of $)
                                                       Electric        Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments. . . . . . .         $   (593)     $  3,418
 Demand side management/revenue
    decoupling. . . . . . . . . . . . . . . .           (2,358)       (1,708)
 Environmental cost recovery. . . . . . . . .            2,105             -
 Variation in sales volume, etc.. . . . . . .           10,754        18,446

    Total . . . . . . . . . . . . . . . . . .            9,908        20,156

Sales for resale. . . . . . . . . . . . . . .           11,121             -
Gas transportation - net. . . . . . . . . . .                -        (1,539)
Other . . . . . . . . . . . . . . . . . . . .              522           346

    Total . . . . . . . . . . . . . . . . . .          $21,551       $18,963

Fuel for electric generation increased $5 million (7%) for the six months ended June 30, 1996, primarily because of increased generation ($7.4 million), partially offset by a lower cost of coal burned ($2.4 million). Gas supply expenses increased $14.9 million (24%) primarily because of an increase in gas delivered to the distribution system ($13.1 million) and the higher cost of net gas supply ($1.8 million).

See Note 2 of Notes to Financial Statements concerning the environmental cost recovery surcharge.

Power purchased increased $6.4 million due to increased purchases to meet native load and other power commitments.

Other operation expenses increased only slightly overall, but the increase was primarily offset by a one-time reduction of certain employee fringe benefits in connection with a change in the collective bargaining agreement ($3.6 million).

Maintenance expenses increased $5.5 million (22%), primarily due to an increase in scheduled turbine overhauls ($4.1 million) and expenses related to storm damage ($1.7 million).

Other income and deductions decreased $1.5 million primarily because of lower gains related to the sale of property as compared to the same period in 1995 ($.9 million) and lower dividend and interest income from investments ($1 million). See Note 3 of Notes to Financial Statements.

                       Liquidity and Capital Resources

The Company's capital structure and cash flow remained strong throughout the reported periods. This is evidenced primarily by the Company's ability to meet its capital needs through internal generation.

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet electric and gas customers' needs and the protection of the environment. Construction expenditures for the six months ended June 30, 1996, of $48 million were financed with internally generated funds.

The Company's cash and temporary cash investments balance increased $4 million during the six months ended June 30, 1996. The increase reflects the Company's cash flow from operations plus proceeds from the sale of marketable securities less construction expenditures, dividends paid, and the retirement of bonds.

Other cash flows from operating activities for the first six months of 1996 included $20 million in increased gas supply costs. The Company will recover these costs through its gas supply clause mechanism subject to the approval of the Public Service Commission of Kentucky. The higher gas prices were due to unusually cold weather that resulted in increased demand.

Variations in accounts receivable, accounts payable and materials and supplies are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to seasonal fluctuations in weather, which has a direct effect on sales of electricity and natural gas.

The Company's First Mortgage Bonds, 5.625% Series of $16 million matured on June 1, 1996. The Company used internally generated cash to retire the bonds.

At June 30, 1996, the Company had unused lines of credit of $160 million with banks for which it pays commitment fees. The lines are scheduled to expire in the year 2000. The Company expects to renegotiate such lines when they expire.

The Company's capitalization ratios at June 30, 1996, and December 31, 1995 were:

                                                 June 30,  Dec. 31,
                                                   1996      1995

Long-term debt
  (including current portion) . . . . . . . .      47.8%     48.6%
Preferred stock . . . . . . . . . . . . . . .       7.0       7.0
Common equity . . . . . . . . . . . . . . . .      45.2      44.4
 Total. . . . . . . . . . . . . . . . . . . .     100.0%    100.0%

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.

                         Part II.  Other Information


Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to: (i) the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1995: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 2 and 13 of the Notes to Financial Statements under Item 8. Except as noted below, there have been no material changes in these proceedings as reported in the Company's 1995 Form 10-K and Form 10-Q for the quarter ended March 31, 1996.

Environmental. The Clean Air Act Amendments of 1990 (the Act) impose stringent limits on emissions of sulfur dioxide and nitrogen oxides by electric utility generating plants. The Company is well-positioned in the market to be a "clean" power provider without the large capital expenditures that are expected to be incurred by many other utilities. All of the Company's coal-fired boilers are equipped with sulfur dioxide "scrubbers" and already achieve the final sulfur dioxide emission rates required by the year 2000 under the legislation. However, as part of its ongoing capital construction program, the Company has spent $27 million to date and, based on engineering estimates from contractors, anticipates incurring additional capital expenditures of approximately $3 million for remedial measures necessary to meet the Act's requirements for nitrogen oxides. The overall financial impact of the legislation on the Company is expected to be minimal.

The Company, along with a number of other companies, has been identified as a potentially responsible party (PRP) allegedly liable for cleanup under the Comprehensive Environmental Response Compensation and Liability Act as amended at four off-site waste treatment or disposal sites. Under the law, each PRP potentially could be held jointly and severally liable for the cost of cleanup, but would have the right to seek contribution from other PRPs. The sites targeted for cleanup in which the Company has been identified as a PRP include: the Smith's Farm site located in Bullitt County, Kentucky, the Sonora and Carlie Middleton Burn sites located in Hardin County, Kentucky, and the M.T. Richards site located in Crossville, Illinois. With respect to the Smith's Farm site, the United States Environmental Protection Agency (USEPA) has identified the Company as a de minimis PRP and is currently pursuing other parties for the vast majority of the $42 million in cleanup costs as estimated by USEPA. USEPA recently revised its estimate for cleanup costs downward from $60 million to $42 million. The Company is participating in settlement discussions in an effort to resolve any alleged liability which it may have. With respect to the Sonora Site and Carlie Middleton Burn Site, the Company is now involved in litigation with USEPA and approximately 50 companies in an effort to resolve liability for approximately $1.8 million in cleanup costs incurred by USEPA. With respect to the M.T. Richards site, the Company has been identified as a de minimis party and has reached a tentative settlement for $7,500, subject to approval by the government and entry by the court.
While it is not possible at this time to predict the exact outcome or precise impact of these matters, management believes that these matters should not have a material adverse impact on the financial position or results of operations of the Company.

Open Access. As reported in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, of the Company's 1995 Form 10-K, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking on Open Access Nondiscriminatory Transmission Services and a Supplemental Notice of Proposed Rulemaking on Stranded Investment (collectively, the Mega-NOPR). On April 24, 1996, the FERC adopted final rules, which are similar in many respects to the Mega-NOPR (Orders 888 and 889). The final rules are intended, among other things, to create a vigorous wholesale electric market by requiring transmission providers to functionally unbundle transmission from generation and distribution businesses, and to offer open access to their transmission systems. While the Company is still reviewing the provisions of the final rules and is unable at this time to determine its precise effect on operations, the Company generally is supportive of proposals to increase competition at all levels of the electric power market and intends to pursue opportunities created by a more competitive market.

Item 4.  Submission of Matters to a Vote of Security Holders

a)   The Company's Annual Meeting of Shareholders was held on April 23,
     1996.

b)   Not applicable.

c) The matters voted upon and the results of the voting at the Annual Meeting follow:

 1. The shareholders voted to elect the Company's nominees for election to the Board of Directors as follows:

     Roger W. Hale - 21,929,986 shares cast in favor of election and 2,461 shares withheld;

     David B. Lewis - 21,925,731 shares cast in favor of election and 6,716 shares withheld;

     Anne H. McNamara - 21,928,622 shares cast in favor of election and 3,825 shares withheld;

     Donald C. Swain - 21,923,947 shares cast in favor of election and 8,500 shares withheld.

 2. The shareholders voted 21,917,648 shares in favor of and 2,197 shares against the approval of Arthur Andersen LLP as independent auditors for 1996. Holders of 12,602 shares abstained from voting on this matter.

d)   Not applicable.

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


                                    LOUISVILLE GAS AND ELECTRIC COMPANY
                                    Registrant




Date:  August 13, 1996              Walter Z. Berger
                                    ---------------------------------------
                                    Walter Z. Berger
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (On behalf of the registrant in his
                                    capacity as Principal Accounting
                                    Officer)