Form 10-Q
period 1996-09-30
LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1996-11-13
CIK 60549

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1996


                                       or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 21,294,223 shares, without par value, as of October 31, 1996, all of which were held by LG&E Energy Corp.

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

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                       1996      1995       1996       1995

OPERATING REVENUES:
 Electric (Note 2). . . . . . . . .$183,512   $178,785   $470,945   $444,667
 Gas. . . . . . . . . . . . . . . .  20,306     17,566    140,724    119,021
  Total operating revenues. . . . . 203,818    196,351    611,669    563,688

OPERATING EXPENSES:
 Fuel for electric generation . . .  38,007     36,399    110,613    104,051
 Power purchased. . . . . . . . . .   5,370     13,963     13,643     15,806
 Gas supply expenses. . . . . . . .  13,328      8,791     90,211     70,752
 Other operation expenses . . . . .  33,093     29,616    104,350    100,672
 Maintenance. . . . . . . . . . . .  12,145     12,459     42,301     37,145
 Depreciation and amortization. . . 22,250 21,440 66,751 64,320 Federal and state income
  taxes . . . . . . . . . . . . . .  24,254     21,953     52,663     48,195
 Property and other taxes . . . . .   3,690      3,956     12,769     12,549
  Total operating expenses. . . . . 152,137    148,577    493,301    453,490

NET OPERATING INCOME. . . . . . . .   51,681    47,774    118,368    110,198

Other income and (deductions)
 (Note 3) . . . . . . . . . . . . .      19        191        730      2,402
Interest charges. . . . . . . . . .   9,234      9,619     30,172     31,330

NET INCOME. . . . . . . . . . . . .  42,466     38,346     88,926     81,270

Preferred Stock Dividends . . . . .   1,146      1,566      3,438      4,810

NET INCOME AVAILABLE FOR
 COMMON STOCK . . . . . . . . . . .$ 41,320   $ 36,780   $ 85,488   $ 76,460

                       Louisville Gas and Electric Company
                                 Balance Sheets
                                (Thousands of $)

                                     ASSETS

                                                       Sept. 30,     Dec. 31,
                                                         1996          1995

UTILITY PLANT:
 At original cost . . . . . . . . . . . . . . . . . .$2,652,717   $2,598,860
 Less:  reserve for depreciation. . . . . . . . . . .   987,642      934,942
  Net utility plant . . . . . . . . . . . . . . . . . 1,665,075    1,663,918

OTHER PROPERTY AND INVESTMENTS -
 less reserve . . . . . . . . . . . . . . . . . . . .         917         760

CURRENT ASSETS:
 Cash and temporary cash investments. . . . . . . . .    73,291       58,131
 Marketable securities. . . . . . . . . . . . . . . .     6,758       20,449
  Accounts receivable - less reserve. . . . . . . . .    96,086      105,589
 Materials and supplies - at average cost:
  Fuel (predominantly coal) . . . . . . . . . . . . .    14,319       14,996
  Gas stored underground. . . . . . . . . . . . . . .    36,796       31,714
  Other . . . . . . . . . . . . . . . . . . . . . . .    33,206       34,384
 Prepayments. . . . . . . . . . . . . . . . . . . . .      1,269       2,108
  Total current assets. . . . . . . . . . . . . . . .   261,725      267,371

DEFERRED DEBITS AND OTHER ASSETS:
 Unamortized debt expense . . . . . . . . . . . . . .     7,439        7,710
 Regulatory assets. . . . . . . . . . . . . . . . . .    29,120       29,926
 Other. . . . . . . . . . . . . . . . . . . . . . . .     21,452       9,805
  Total deferred debits and other assets. . . . . . .     58,011      47,441
    Total assets. . . . . . . . . . . . . . . . . . .$1,985,728   $1,979,490

                       Louisville Gas and Electric Company
                             Balance Sheets (cont.)
                                (Thousands of $)

                             CAPITAL AND LIABILITIES

                                                       Sept. 30,     Dec. 31,
                                                         1996          1995

CAPITALIZATION:
 Common stock, without par value -
  Outstanding 21,294,223 shares . . . . . . . . . . .$  425,170   $  425,170
 Retained earnings. . . . . . . . . . . . . . . . . .  210,337       181,049
 Other. . . . . . . . . . . . . . . . . . . . . . . .      (747)      (1,062)
  Total common equity . . . . . . . . . . . . . . . .  634,760       605,157
 Cumulative preferred stock . . . . . . . . . . . . .   95,328        95,328
 Long-term debt . . . . . . . . . . . . . . . . . . .   646,836      646,845
  Total capitalization. . . . . . . . . . . . . . . . 1,376,924    1,347,330

CURRENT LIABILITIES:
 Long-term debt due within
  one year (Note 4) . . . . . . . . . . . . . . . . .        -        16,000
 Accounts payable . . . . . . . . . . . . . . . . . .   51,447        93,706
  Trimble County Settlement . . . . . . . . . . . . .   19,061        28,300
 Dividends declared . . . . . . . . . . . . . . . . .   20,346        19,672
 Accrued taxes. . . . . . . . . . . . . . . . . . . .   39,119         7,814
 Accrued interest . . . . . . . . . . . . . . . . . .    9,840        11,064
 Other. . . . . . . . . . . . . . . . . . . . . . . .    13,667       12,071
  Total current liabilities . . . . . . . . . . . . .   153,480      188,627

DEFERRED CREDITS AND OTHER LIABILITIES:
 Accumulated deferred income
  taxes . . . . . . . . . . . . . . . . . . . . . . .  214,301       204,816
 Investment tax credit, in
  process of amortization . . . . . . . . . . . . . .   80,732        84,037
 Accumulated provision for pensions
  and related benefits. . . . . . . . . . . . . . . .   43,486        47,099
 Regulatory liability . . . . . . . . . . . . . . . .   86,009        88,242
 Other. . . . . . . . . . . . . . . . . . . . . . . .    30,796       19,339
  Total deferred credits and other liabilities. . . .   455,324      443,533
    Total capital and liabilities . . . . . . . . . .$1,985,728   $1,979,490

                       Louisville Gas and Electric Company
                            Statements of Cash Flows
                                (Thousands of $)

                                                          Nine Months Ended
                                                            September 30,
                                                        1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . $ 88,926      $ 81,270
 Items not requiring cash currently:
  Depreciation and amortization . . . . . . . . . . .   66,751        64,320
  Deferred income taxes - net . . . . . . . . . . . .    7,040         8,840
  Investment tax credit - net . . . . . . . . . . . .   (3,305)       (3,591)
  Other . . . . . . . . . . . . . . . . . . . . . . .    2,967         2,919
 (Increases) decreases in net current assets:
  Accounts receivable . . . . . . . . . . . . . . . .    9,503        (5,260)
  Materials and supplies. . . . . . . . . . . . . . .   (3,227)        2,321
  Trimble County Settlement . . . . . . . . . . . . .   (9,239)            -
  Accounts payable. . . . . . . . . . . . . . . . . .  (42,259)      (12,452)
  Accrued taxes . . . . . . . . . . . . . . . . . . .   31,305        15,088
  Accrued interest. . . . . . . . . . . . . . . . . .   (1,224)       (2,474)
  Prepayments and other . . . . . . . . . . . . . . .    2,435         1,283
 Other. . . . . . . . . . . . . . . . . . . . . . . .   (7,362)         (450)
  Net cash provided by operating activities . . . . .  142,311       151,814

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities. . . . . . . . . . . . . . .   (6,764)     (104,542)
 Proceeds from sales of securities. . . . . . . . . .   20,977       114,105
 Construction expenditures. . . . . . . . . . . . . .  (66,400)      (57,373)
  Net cash used for
    investing activities. . . . . . . . . . . . . . .  (52,187)      (47,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of pollution control bonds. . . . . . . . .        -        39,943
 Retirement of first mortgage bonds and
  pollution control bonds . . . . . . . . . . . . . .  (16,000)      (41,055)
 Payment of dividends . . . . . . . . . . . . . . . .  (58,964)      (74,810)
  Net cash used for financing activities. . . . . . . $(74,964)    $ (75,922)

                       Louisville Gas and Electric Company
                        Statements of Cash Flows (cont.)
                                (Thousands of $)

                                                          Nine Months Ended
                                                            September 30,
                                                        1996           1995

NET INCREASE IN CASH AND
 TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . .$  15,160     $  28,082

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .   58,131        39,138

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD. . . . . . . . . . . . . . . . . . . . $ 73,291     $  67,220








SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
    Income taxes. . . . . . . . . . . . . . . . . . .  $ 23,971    $  27,911
    Interest on borrowed money. . . . . . . . . . . .    30,415       32,558

For the purposes of this statement, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                       Louisville Gas and Electric Company
                         Statements of Retained Earnings
                                (Thousands of $)

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                       1996       1995       1996       1995

Balance at beginning of period. . . $188,217   $181,575   $181,049   $193,895
Net income. . . . . . . . . . . . .   42,466     38,346     88,926     81,270
    Subtotal. . . . . . . . . . . .  230,683    219,921    269,975    275,165
Cash dividends declared
  on stock -
  5% cumulative preferred . . . . .      269        269        807        807
  7.45% cumulative preferred. . . .        -        400          -      1,199
  Auction rate cumulative pref. . .      510        530      1,530      1,703
  $5.875 cumulative preferred . . .      367        367      1,101      1,101
  Common. . . . . . . . . . . . . .   19,200     18,500     56,200     70,500
    Total dividends declared. . . .   20,346     20,066     59,638     75,310

Balance at end of period. . . . . . $210,337   $199,855   $210,337   $199,855

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

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1995 and the Form 10-Q Report for the quarters ended March 31, 1996, and June 30, 1996.

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

3. Other income and (deductions) consisted of the following (in thousands of $):

                             3 Months Ended Sept. 30    9 Months Ended Sept. 30
                                  1996      1995        1996        1995

       Interest and dividend
         income . . . . . . .    $ 1,136    $ 1,304     $ 3,090     $ 4,288
       Gains on fixed
         asset disposal . . .        7         94          63       1,076
       Income taxes and other   (1,124)    (1,207)     (2,423)     (2,962)
                                 $    19    $  191      $   730     $2,402


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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Some of the matters discussed in Part I or Part II of this Form 10-Q may contain forward looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business and competitive conditions in the utility industry; unusual weather; regulatory decisions; and the other factors described in the Company's Form 10-K for the year ended December 31, 1995 or listed on Exhibit 99.01 to this Form 10-Q.


                            Results of Operations

Because of seasonal fluctuations in temperature and other factors the results of one interim period are not necessarily indicative of results to be expected for the year.


               Quarter Ended September 30, 1996, Compared with
                      Quarter Ended September 30, 1995

Net income increased $4.1 million (11%) for the quarter ended September 30, 1996, over the quarter ended September 30, 1995, primarily due to significantly higher electric off-system sales and decreased power purchases this quarter, partially offset by lower retail electric sales caused by unseasonably mild temperatures and increased general operation expenses.

A comparison of operating revenues for the quarter ended September 30, 1996, with the quarter ended September 30, 1995, reflects increases and decreases which have been segregated by the following principal causes:

                                                    Increase or (Decrease)
                                                          (Thousands of $)
                                                        Electric        Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments. . . . . . .         $ (1,815)      $ 3,933
 Demand side management/revenue
    decoupling. . . . . . . . . . . . . . . .            6,257        (2,263)
 Environmental cost recovery. . . . . . . . .              311             -
 Variation in sales volume, etc.. . . . . . .          (11,996)          925

    Total . . . . . . . . . . . . . . . . . .           (7,243)        2,595

Sales for resale. . . . . . . . . . . . . . .           12,046             -
Gas transportation - net. . . . . . . . . . .                -            58
Other . . . . . . . . . . . . . . . . . . . .              (76)           87

    Total . . . . . . . . . . . . . . . . . .         $  4,727       $ 2,740

Electric sales for resale increased over the third quarter of 1995 due to aggressive efforts in marketing off-system sales.

Fuel for electric generation and gas supply expenses comprise a large segment of the Company's total operating expenses. The Company's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in the Company's retail rates, subject to the approval of the Public Service Commission of Kentucky. Fuel for electric generation increased $1.6 million (4%) for the quarter because of an increase in generation ($4 million), partially offset by a decrease in the cost of coal burned ($2.4 million). Gas supply expenses increased $4.5 million (52%) due to an increase in net gas supply cost.

The Company's rates also include an environmental cost recovery surcharge that recovers certain costs required to comply with the Federal Clean Air Act and other governmental pollution control requirements. See Note 2 of Notes to Financial Statements.

Power purchased decreased $8.6 million because of fewer unplanned outages at the electric generating plants as compared to the same period in 1995.

Other operation expenses increased $3.5 million (12%) over 1995 primarily because of the recognition of credits to expense in September 1995 for settlement proceeds received related to a commercial dispute.

Depreciation and amortization increased because of additional depreciable plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Interest charges decreased primarily because of a decrease in outstanding debt. The Company's First Mortgage Bonds, 5.625% Series of $16 million were retired at maturity on June 1, 1996. See Note 4 of Notes to Financial Statements.

The decrease in preferred stock dividends is primarily related to redemption of the 7.45% Series Cumulative Preferred Stock in December 1995.



             Nine Months Ended September 30, 1996, Compared with
                    Nine Months Ended September 30, 1995

Net income for the nine months ended September 30, 1996 increased $7.7 million (9%) over the same period of 1995. This increase is due primarily to an increase in sales of electricity and natural gas, partially offset by increases in operation and maintenance expenses.

A comparison of operating revenues for the nine months ended September 30, 1996, with the nine months ended September 30, 1995 reflects increases and decreases which have been segregated by the following principal causes:

                                                      Increase or (Decrease)
                                                          (Thousands of $)
                                                        Electric        Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments. . . . . . .          $(2,409)      $ 7,352
 Demand side management/revenue
    decoupling. . . . . . . . . . . . . . . .            3,899        (3,971)
 Environmental cost recovery. . . . . . . . .            2,416             -
 Variation in sales volume, etc.. . . . . . .           (1,241)       19,370

    Total . . . . . . . . . . . . . . . . . .            2,665        22,751

Sales for resale. . . . . . . . . . . . . . .           23,167             -
Gas transportation - net. . . . . . . . . . .                -        (1,481)
Other . . . . . . . . . . . . . . . . . . . .              446           433

    Total . . . . . . . . . . . . . . . . . .         $ 26,278      $ 21,703

Electric sales for resale increased over the same period in 1995 due to aggressive efforts in marketing off-system sales.

Fuel for electric generation increased $6.6 million (6%) for the nine months ended September 30, 1996, primarily because of increased generation ($11.4 million), partially offset by a lower cost of coal burned ($4.8 million). Gas supply expenses increased $19.5 million (28%) primarily because of an increase in gas delivered to the distribution system ($12.9 million) and the higher cost of net gas supply ($6.6 million).

See Note 2 of Notes to Financial Statements concerning the environmental cost recovery surcharge.

Power purchased decreased $2.2 million due mainly to less power being purchased to meet native load and other power commitments and fewer unplanned outages.

Other operation expenses increased $3.7 million (4%) over 1995 primarily because of the recognition of credits to expense in September 1995 for settlement proceeds received related to a commercial dispute.

Maintenance expenses increased $5.2 million (14%), primarily because of an increase in scheduled outages and turbine overhauls at the electric generating plants ($3.1 million) and expenses related to the repair of equipment resulting from storm damage ($1.8 million).

Other income and deductions decreased $1.7 million primarily because of lower gains related to the sale of property as compared to the same period in 1995 ($1 million) and lower dividend and interest income from investments ($1.2 million). See Note 3 of Notes to Financial Statements.

Interest charges decreased $1.2 million primarily because of a decrease in outstanding debt. The Company's First Mortgage Bonds, 5.625% Series of $16 million were retired at maturity on June 1, 1996. See Note 4 of Notes to Financial Statements.

Preferred stock dividends decreased $1.4 million due to redemption of the 7.45% Series Cumulative Preferred Stock in December 1995.


                       Liquidity and Capital Resources

The Company's capital structure and cash flow remained strong throughout the reported periods. This is evidenced primarily by the Company's ability to meet its capital needs through internal generation.

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet electric and gas customers' needs and the protection of the environment. Construction expenditures for the nine months ended September 30, 1996, of $66 million were financed with internally generated funds.

The Company's cash and temporary cash investments balance increased $15 million during the nine months ended September 30, 1996. The increase reflects the Company's cash flow from operations plus proceeds from the sale of marketable securities less construction expenditures, dividends paid, and the retirement of bonds.

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

At September 30, 1996, the Company had unused lines of credit of $160 million with banks for which it pays commitment fees. The lines are scheduled to expire in the year 2000. The Company expects to renegotiate such lines when they expire.

On October 2, 1996, the Company issued $22.5 million of Jefferson County, Kentucky and $27.5 million of Trimble County, Kentucky, Pollution Control Bonds, Flexible Rate Series, due September 1, 2026. The initial interest rates for these bonds were 3.59% and 3.55%, respectively. On December 2, 1996, the proceeds from the bonds will be used to redeem the outstanding 7.25% Series of Jefferson County and Trimble County Pollution Control Bonds due December 1, 2016.

The Company's capitalization ratios at September 30, 1996, and December 31, 1995 were:

                                                 Sept. 30, Dec. 31,
                                                   1996      1995

Long-term debt. . . . . . . . . . . . . . . .      47.0%     48.6%
Preferred stock . . . . . . . . . . . . . . .       6.9       7.0
Common equity . . . . . . . . . . . . . . . .      46.1      44.4
 Total. . . . . . . . . . . . . . . . . . . .     100.0%    100.0%

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.

                         Part II.  Other Information


Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to: (i) the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1995: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; Notes 2 and 13 of the Notes to Financial Statements under Item 8; and (ii) the information under Part II, Item I, Legal Proceedings, of the Company's Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996. There have been no material changes in these proceedings as reported in the Company's 1995 Form 10-K, Form 10-Q for the quarter ended March 31, 1996, and Form 10-Q for the quarter ended June 30, 1996.


Item 6(a).  Exhibits.

Exhibit No.

3.06 (revised)Articles of Amendment setting forth minor changes.

27.           Financial Data Schedule.

99.01 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.


Item 6(b).  Reports on Form 8-K.

None.


                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LOUISVILLE GAS AND ELECTRIC COMPANY
                                    Registrant



Date:  November 12, 1996            Walter Z. Berger
                                    _______________________________________
                                    Walter Z. Berger
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (On behalf of the registrant in his
                                    capacity as Principal Accounting
                                    Officer)