Form 10-K405
period 1996-12-31
LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1997-03-28
CIK 60549

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ------------------

                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 1996

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission File No. 2-26720

--------------------------------------------------------------------------------

                      LOUISVILLE GAS AND ELECTRIC COMPANY
            (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

           KENTUCKY                                             61-0264150
(State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization)                              Identification No.)

220 W. Main Street
P. O. Box 32010                                               (502) 627-2000
Louisville, Kentucky 40232                              (Registrant's telephone
(Address of principal executive offices             number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of February 28, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates was $15,162,170 and the number of outstanding shares of the registrant's common stock, without par value, was 21,294,223 all of which were held by LG&E Energy Corp.

                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement of Louisville Gas and Electric Company filed with the Commission on March 26, 1997, is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                     PART I                              PAGE
                                                                         ----

   Item  1. Business...................................................     1
              General..................................................     1
              Electric Operations......................................     3
              Gas Operations...........................................     5
              Regulation and Rates.....................................     6
              Construction Program and Financing.......................     7
              Coal Supply..............................................     7
              Gas Supply...............................................     8
              Environmental Matters....................................     9
              Labor Relations..........................................    10
              Employees................................................    10

   Item  2. Properties.................................................    11

   Item  3. Legal Proceedings..........................................    12

   Item  4. Submission of Matters to a Vote of Security Holders........    13

   Executive Officers of the Company...................................    13

                                     PART II

   Item  5. Market for the Registrant's Common Equity and Related
              Stockholder Matters......................................    15

   Item  6. Selected Financial Data....................................    15

   Item  7. Management's Discussion and Analysis of Results of
              Operations and Financial Condition.......................    16

   Item  8. Financial Statements and Supplementary Data................    24

   Item  9. Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.................................    45

                                    PART III

   Item 10. Directors and Executive Officers of the Registrant (a).....    46

   Item 11. Executive Compensation (a).................................    46

   Item 12. Security Ownership of Certain Beneficial Owners
              and Management (a).......................................    46

   Item 13. Certain Relationships and Related Transactions (a).........    46

                                     PART IV

   Item 14. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K..................................    46

   Signatures .........................................................    63

(a) Incorporated by reference.

                                      PART I

ITEM 1.  BUSINESS.

General

Incorporated July 2, 1913, Louisville Gas and Electric Company (the Company) is an operating public utility that supplies natural gas to approximately 277,000 customers and electricity to approximately 351,000 customers in Louisville and adjacent areas in Kentucky. The Company's service area covers approximately 700 square miles in 17 counties and has an estimated population of 800,000. Included in this area is the Fort Knox Military Reservation, to which the Company transports gas and provides electric service, but which maintains its own distribution systems. The Company also provides gas service in limited additional areas. The Company's coal-fired electric generating plants, which are all equipped with systems to remove sulfur dioxide, produce most of the Company's electricity; the remainder is generated by a hydroelectric power plant and combustion turbines. Underground natural gas storage fields help the Company provide economical and reliable gas service to customers.

In August 1990, the Company and LG&E Energy Corp. (Energy Corp.) implemented a corporate reorganization pursuant to a mandatory share exchange whereby each share of outstanding common stock of the Company was exchanged on a share-for-share basis for the common stock of Energy Corp. The reorganization created a corporate structure that gives the holding company the flexibility to take advantage of opportunities to expand into other businesses while insulating the Company's utility customers and senior security holders from risks associated with such businesses. The Company's preferred stock and first mortgage bonds were not exchanged and remained securities of the Company.

The Company's Trimble County Unit 1 (Trimble County), a 495-megawatt, coal-fired electric generating unit, which the Company began constructing in 1979, was placed in commercial operation on December 23, 1990. Trimble County had been subject to numerous reviews by the Public Service Commission of Kentucky (Kentucky Commission or Commission). On December 8, 1995, the Commission approved a settlement agreement filed by the Company and all intervenors in the Trimble County proceedings, including various consumer interest groups and government agencies, that in effect, resolved all of the regulatory and legal issues related to the appropriate ratemaking treatment to exclude 25% of the Trimble County costs from customer rates. The Company owns a 75% undivided interest in Trimble County. For a more detailed discussion of the proceedings relating to Trimble County, see Electric Operations and Notes 14 and 15 of Notes to Financial Statements under Item 8.

With the passage of the Clean Air Act Amendments of 1990 (the Act), the Company already complied with the stringent sulfur dioxide emission limits required by the year 2000 as it had previously installed scrubbers on all of its coal-fired generating units. Since then, as part of its ongoing construction program, the Company has spent $29 million through 1996 for remedial measures necessary to meet the Act's requirements for nitrogen oxides. The overall financial impact of the Act on the Company has been minimal. However, the Company is closely monitoring a number of significant regulatory developments. In November 1996, the United States Environmental Protection Agency (USEPA) announced its proposal to revise the National Ambient Air Quality Standards for ozone and particulate matter. In November 1996, USEPA also announced its intent to direct certain states to address long range ozone transport from Midwest emission sources which allegedly contribute to ozone problems in the Northeast. While management is unable to predict the outcome or exact impact of these ongoing regulatory proceedings, the Company continues to be well-positioned in the market to be a "clean" power provider without the large capital expenditures that are expected to be incurred by many other utilities. For a more detailed discussion of the Clean Air Act and other environmental issues, see Environmental Matters under this Item, Item 3, Item 7, and Note 13 of the Notes to Financial Statements under Item 8.

The Company has taken many steps to prepare for the expected increase in competition in its industry, including a reduction in the number of employees; aggressive cost cutting; a write-off of previously deferred expenses; an increase in focus on not only commercial and industrial customers, but residential customers as well; an increase in employee involvement and training; a major realignment and formation of new business units, and continuous modifications of its organizational structure.

In 1996, the Power Generation Division of the Company introduced initiatives designed to maintain the Company's low-cost advantage in this increasingly competitive segment of the energy-services industry. To optimize the daily operation of the plants, the Company established new work processes that encourage decision making at the optimal level.

The Company is continually developing ways to enhance the service it provides to customers, including the formation of strategic partnerships with other service providers. These partnerships increase the product offerings available to customers, allow the Company to leverage existing systems and position it in new markets for the future. Partnerships also allow the Company to be more innovative by creating cutting-edge offerings that might not be possible otherwise. The Company is now using its customer service centers as a central portal for other utility services. Through a joint effort with the Louisville Water Company, customers can now arrange for new services or make payment to both utilities through the Company. Customers can also apply for low-interest loans to purchase a variety of energy-efficient household appliances and equipment, such as natural gas furnaces, through the Company's Home Energy Loan Program. These are conveniences that enhance customers' lives and help secure our relationships for the future.

By using gas storage fields strategically, the Company can buy gas when prices are low, store it, and retrieve the gas when demand is high. Accessing least cost gas was made easier in November 1993 when the Federal Energy Regulatory Commission Order No. 636 went into effect. Previously, the Company and other utilities purchased most of their gas services from pipeline companies. The order "unbundled" gas services, allowing utilities to purchase gas, transportation, and storage services separately from many different sources. Currently, the Company buys competitively priced gas from several large producers under contracts of varying duration. By purchasing from multiple suppliers and storing any excess gas, the Company is able to secure favorably priced gas for its customers. Without storage capacity, the Company would be forced to buy additional gas when customer demand increases, which is usually when the price is highest.

During 1995, the Company negotiated a five year transportation agreement with Tennessee Gas Pipeline Company (Tennessee) to become the Company's second natural gas pipeline transporter. The agreement with Tennessee became effective November 1, 1996. For many years, Texas Gas Transmission Corporation (Texas Gas) has been the sole provider of gas transport services to the Company. For further discussion, see Gas Supply.

For the year ended December 31, 1996, 74% of total operating revenues was derived from electric operations and 26% from gas operations. Electric and gas operating revenues and the percentages by classes of service on a combined basis for this period were as follows:

                                                (Thousands of $)
                                  ---------------------------------------------
                                  Electric      Gas       Combined   % Combined
                                  --------    --------    --------   ----------
Residential ...................   $202,318    $125,327    $327,645        44%
Commercial ....................    163,027      47,415     210,442        29
Industrial ....................    110,914      21,229     132,143        18
Public authorities ............     54,318      11,731      66,049         9
                                  --------    --------    --------       ---
  Total-ultimate consumers ....    530,577     205,702     736,279       100%
                                                                         ===
Sales for resale ..............     67,854        --        67,854
Gas transportation-net ........       --         6,850       6,850
Miscellaneous .................      8,265       1,867      10,132
                                  --------    --------    --------
  Total .......................   $606,696    $214,419    $821,115
                                  ========    ========    ========

See Note 16 of Notes to Financial Statements under Item 8 for financial information concerning segments of business for the three years ended December 31, 1996.

Electric Operations

The sources of electric operating revenues and the volumes of sales for the three years ended December 31, 1996, were as follows:

                                            1996          1995          1994
                                         -----------  ------------   -----------
ELECTRIC OPERATING REVENUES
(Thousands of $):
  Residential .........................  $   202,318  $    201,357   $   194,145
  Small commercial and industrial .....       74,034        73,074        70,916
  Large commercial ....................       88,993        87,497        84,931
  Large industrial ....................      110,914       110,800       108,004
  Public authorities ..................       54,318        53,861        53,191
  Refund - Trimble County settlement ..         --         (28,300)         --
                                         -----------  ------------   -----------
   Total-ultimate consumers ...........      530,577       498,289       511,187
  Sales for resale ....................       67,854        37,471        42,720
  Miscellaneous .......................        8,265         6,577         5,039
                                         -----------  ------------   -----------
   Total ..............................  $   606,696  $    542,337   $   558,946
                                         ===========  ============   ===========

ELECTRIC SALES (Thousands of kwh):
  Residential .........................    3,382,124     3,415,225     3,204,330
  Small commercial and industrial .....    1,130,558     1,112,130     1,073,152
  Large commercial ....................    1,850,294     1,802,035     1,729,668
  Large industrial ....................    3,058,723     3,023,543     2,874,411
  Public authorities ..................    1,122,147     1,113,063     1,085,741
                                         -----------  ------------   -----------
   Total-ultimate consumers ...........   10,543,846    10,465,996     9,967,302
  Sales for resale ....................    3,589,090     2,000,607     2,315,311
                                         -----------  ------------   -----------
   Total ..............................   14,132,936    12,466,603    12,282,613
                                         ===========  ============   ===========

At December 31, 1996, the Company had 351,295 electric customers.

The Company uses efficient coal-fired boilers that are fully equipped with sulfur dioxide removal systems to generate electricity. The Company's system wide emission rate for sulfur dioxide in 1996 was approximately .96 lbs./MMBtu of heat input, which is significantly below the Phase II limit of 1.2 lbs./MMBtu established by the Clean Air Act Amendments for the year 2000.

The 1996 maximum local peak load of 2,282 Mw occurred on Wednesday, August 7 when the temperature at the time of peak was 93 degrees Fahrenheit (average for the day was 84 degrees Fahrenheit). On Thursday, August 17, 1995, the Company set its all-time record local peak load of 2,357 Mw, when the temperature at the time of peak reached 94 degrees Fahrenheit (average for the day was 86 degrees Fahrenheit). The record system peak of 3,223 Mw (which included purchases from and short-term sales to other electric utilities) occurred on Thursday, May 30, 1991.

The Company's current reserve margin is 16%. At February 28, 1997, the Company owned steam and combustion turbine generating facilities with a capacity of 2,512 Mw and an 80 Mw hydroelectric facility on the Ohio River. See Item 2, Properties.

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

The Illinois Municipal Electric Agency (IMEA), based in Springfield, Illinois, which is an agency of 30 municipalities that own and operate their own electric systems, has a 12.12% ownership interest in the Company's Trimble County Unit 1. The Indiana Municipal Power Agency (IMPA), based in Carmel, Indiana, has a 12.88% ownership interest in the Trimble County Unit. IMPA is composed of 31 municipalities that have joined together to meet their long-term electric power needs. Both IMEA and IMPA pay their proportionate share for operation and maintenance expenses of Trimble County and for fuel and reactant used. They are also responsible for their proportionate share of incremental capital assets acquired. See Note 15 of Notes to Financial Statements under Item 8 for further discussion.

Gas Operations

The sources of gas operating revenues and the volumes of sales for the three years ended December 31, 1996, were as follows:

                                                1996         1995         1994
                                              --------     --------     --------
GAS OPERATING REVENUES
(Thousands of $):
  Residential ...........................     $125,327     $107,762     $110,553
  Commercial ............................       47,415       38,161       40,474
  Industrial ............................       21,229       17,430       27,956
  Public authorities ....................       11,731        8,679       12,930
                                              --------     --------     --------
   Total-ultimate consumers .............      205,702      172,032      191,913
  Gas transportation-net ................        6,850        7,821        6,759
  Miscellaneous .........................        1,867        1,273        1,457
                                              --------     --------     --------
   Total ................................     $214,419     $181,126     $200,129
                                              ========     ========     ========

GAS SALES (Millions of cu. ft.):
  Residential ...........................       25,531       24,242       22,935
  Commercial ............................       10,656        9,885        9,450
  Industrial ............................        5,190        5,188        7,505
  Public authorities ....................        2,790        2,423        3,268
                                              --------     --------     --------
   Total-ultimate consumers .............       44,167       41,738       43,158
  Gas transported .......................       12,540       12,241        6,854
                                              --------     --------     --------
   Total ................................       56,707       53,979       50,012
                                              ========     ========     ========

At December 31, 1996, the Company had 277,493 gas customers.

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

The all-time maximum day gas sendout of 545,000 Mcf occurred on Sunday, January 20, 1985, when the average temperature for the day was -11 degrees Fahrenheit. During 1996, the maximum day gas sendout was 521,000 Mcf, occurring on February 2, when the average temperature for the day was 6 degrees Fahrenheit. Supply on that day consisted of 202,000 Mcf from purchases, 275,000 Mcf delivered from underground storage, and 44,000 Mcf transported for industrial customers. For further discussion, see Gas Supply.

Under FERC Order No. 636, pipelines may recover costs associated with the transition to and implementation of this order from pipeline customers, including the Company. The Company is recovering these costs from its customers through its gas supply clause.

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

For a discussion of current regulatory matters, see Rates and Regulation under
Item 7 and Note 2 of Notes to Financial Statements under Item 8.

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

On December 8, 1995, the Commission approved a settlement agreement that, in effect, resolved all the regulatory and legal issues related to the appropriate ratemaking treatment to exclude 25% of the Trimble County plant costs from customer rates. See Note 14 of Notes to Financial Statements under Item 8 for further discussion of this matter.

On April 6, 1995, in response to an application filed by the Company, the Commission approved, with modifications, an environmental cost recovery surcharge that increased electric revenues by $3.2 million in 1995 and $2.4 million in 1996. The surcharge became effective May 1, 1995. An appeal of the Commission's April 6 order by various intervenors in the proceeding (including the Kentucky Attorney General) is currently pending in the Franklin Circuit Court of Kentucky. The Company is contesting the legal challenges to the surcharge, but cannot predict the outcome of the appeal. The amount of refunds that may be ordered, if any, are not expected to have a material adverse effect on the Company's financial position or results of operations. See Rates and Regulation under Item 7 for a further discussion.

In January 1994, the Company implemented a Commission approved demand side management (DSM) program. The program contains a rate mechanism that provides for the recovery of DSM program costs, allows the Company to recover revenues due to lost sales associated with the DSM programs and provides the Company an incentive for implementing DSM programs. See Rates and Regulation under Item 7 for a further discussion of DSM.

On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued Orders 888 and 889. Order 888 requires all public utilities to file Open Access Transmission Tariffs. These tariffs will allow third parties to utilize a utility's transmission assets under comparable terms and conditions as the utility. The Company filed its Open Access Transmission Tariff on July 9, 1996, to comply with FERC's Order 888. See Rates and Regulation under Item 7 for a further discussion of this matter.

As part of the corporate reorganization whereby the Company became the subsidiary of LG&E Energy Corp., the Company obtained the approval of the Kentucky Commission. The order of the Kentucky Commission authorizing the Company to reorganize into a holding company structure contains certain provisions, which, among other things, ensure the Kentucky Commission access to books and records of Energy Corp. and its affiliates which relate to transactions with the Company; requires Energy Corp. and its subsidiaries to employ accounting and other procedures and controls to protect against subsidization of non-utility activities by the Company's customers; and precludes the Company from guaranteeing any obligations of Energy Corp. without prior written consent from the Kentucky Commission. In addition, the order provides that the Company's Board of Directors has the responsibility to use its dividend policy consistent with preserving the financial strength of the Company and that the Kentucky Commission, through its authority over the Company's capital structure, can protect the Company's ratepayers from the financial effects resulting from non-utility activities.

Construction Program and Financing

The Company's construction program is designed to ensure that there will be adequate capacity and reliability to meet the electric and gas needs of its service area. These needs are continually being reassessed and appropriate revisions are made, when necessary, in construction schedules. The Company's estimates of its construction expenditures can vary substantially due to numerous items beyond the Company's control, such as changes in rates, economic conditions, construction costs, and new environmental or other governmental laws and regulations.

During the five years ended December 31, 1996, gross property additions amounted to $496 million. Internally generated funds for the five year period were sufficient to provide for all of these gross additions. The gross additions during this period amounted to approximately 18% of total utility plant at December 31, 1996, and consisted of $368 million for electric properties and $128 million for gas properties. Gross retirements during the same period were $94 million, consisting of $76 million for electric properties and $18 million for gas properties.

At December 31, 1996, the Company's embedded cost of long-term debt was 6.05% and its ratio of earnings to fixed charges was 5.07. See Exhibit 12. For a further discussion of construction expenditures and financing, see Liquidity and Capital Resources under Item 7.

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

In January 1996, the Company bought out the last year of its three year contract with Andalex Resources, Inc. at a cost of $3.5 million. The Kentucky Commission allowed the recovery of the buyout expense through the Company's fuel adjustment clause. As a result of the buyout of the coal contract, the Company's customers realized a net savings in excess of $1 million.

The Company has entered into coal supply agreements with various suppliers for coal deliveries for 1997 and beyond. The Company normally augments its coal supply agreements with spot market purchases which, during 1996, were about 10% of total purchases. The Company has a coal inventory policy, which is in compliance with the Kentucky Commission's directives and which the Company believes provides adequate protection under most contingencies. The Company had on hand at December 31, 1996, a coal inventory of approximately 650,000 tons, or a 36 day supply.

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

The average delivered cost of coal purchased by the Company, per ton and per million Btu, for the periods shown were as follows:

                                         1996        1995         1994
                                         ----        ----         ----

Per ton...........................      $21.73      $23.68       $25.27
Per million Btu...................         .97        1.04         1.10

This downward trend in the delivered cost of coal is expected to continue through 1997.

Gas Supply

Prior to the implementation of FERC Order No. 636, the Company had purchased natural gas and pipeline transportation services from Texas Gas Transmission Corporation (Texas Gas). The Company now purchases only transportation services from Texas Gas and, beginning in 1996, Tennessee Gas Pipeline Company (Tennessee). In addition, the Company purchases natural gas from many other sources under contracts for varying periods of time.

Under Order No. 636, pipelines may recover costs associated with the transition to and implementation of this order from pipeline customers, including the Company. The Commission issued an order, based on proceedings that were held to investigate the impact of Order No. 636 on utilities and ratepayers in Kentucky, providing that transition costs assessed on utilities by the pipelines, which are clearly identifiable as being related to the cost of the commodity itself, are appropriate to be recovered from customers through the gas supply clause. Transition costs are billed pursuant to orders issued by FERC in transition cost regulatory proceedings.

The Company transports on the Texas Gas system under No-Notice Service (NNS) and Firm Transportation (FT) rates. During the winter months, the Company has 184,900 MMBtu (180,390 Mcf) per day in NNS. The Company does not transport on the Texas Gas system under FT rates during the winter months. During the summer months, the Company's NNS level is 111,000 MMBtu (108,293 Mcf) per day, and its FT service level is 24,000 MMBtu (23,415 Mcf) per day. Each of these NNS and FT agreements with Texas Gas expire in equal portions in 1998, 2000, and 2001. Each agreement includes a unilateral five year roll-over provision exercisable at the Company's option. Effective November 1, 1996, the Company also terminated a transportation agreement with Texas Gas which provided for 30,000 MMBtu (29,268
Mcf) per day in FT service throughout the year. On November 1, 1996, the Company initiated service under a five year transportation agreement with Tennessee for 30,000 MMBtu (28,986 Mcf) per day in firm transportation service under Tennessee's Rate FT-A. For the previous thirty years, Texas Gas had been the sole provider of gas transportation services to the Company.

During 1996, the Company participated in several regulatory proceedings at FERC. During 1997, Texas Gas is expected to file for a change in its rates as required under the settlement in its last rate case in Docket RP94-423. The Company plans to participate in that and other proceedings, as appropriate.

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

The estimated maximum deliverability from storage during the early part of the 1995-1996 heating season was approximately 373,000 Mcf per day. Deliverability decreases during the latter portion of the heating season as the storage inventory is reduced by seasonal withdrawals.

The average cost per Mcf of natural gas purchased by the Company was $3.46 in 1996, $2.62 in 1995, and $2.78 in 1994.

Environmental Matters

Protection of the environment is a major priority for the Company. The Company engages in a variety of activities within the jurisdiction of federal, state, and local regulatory agencies. Those agencies have issued the Company permits for various activities subject to air quality, water quality, and waste management laws and regulations. For the five year period ending with 1996, expenditures for pollution control facilities represented $101 million or 20% of total construction expenditures. The cost of operating and maintaining scrubber-related facilities amounted to $22 million in 1996 and $21 million in 1995. See Note 13 of Notes to Financial Statements under Item 8 for a discussion of specific environmental proceedings affecting the Company.

Labor Relations

The Company's approximately 1,500 operating, maintenance, and construction employees are members of the International Brotherhood of Electrical Workers
(IBEW) Local 2100. The current three year contract will expire in November 1998.

Employees

The Company had 2,500 full-time employees at December 31, 1996.

ITEM 2.  PROPERTIES.

The Company's power generating system consists of the coal-fired units operated at its three steam generating stations. Combustion turbines supplement the system during peak or emergency periods. At February 28, 1997, the Company owned the following electric generating stations:

                                      Year in
Steam Stations:                       Service       Capability Rating (Kw)
                                      -------       ----------------------
  Mill Creek-Kosmosdale, Ky.
   Unit 1..........................    1972         303,000
   Unit 2..........................    1974         301,000
   Unit 3..........................    1978         386,000
   Unit 4..........................    1982         480,000    1,470,000
                                                    -------
  Cane Run-near Louisville, Ky.
   Unit 4..........................    1962         155,000
   Unit 5..........................    1966         168,000
   Unit 6..........................    1969         240,000      563,000
                                                    -------
  Trimble County-Bedford, Ky.
   Unit 1..........................    1990                      371,000(a)

Combustion Turbine Generators
 (Peaking capability):
  Zorn.............................    1969          16,000
  Paddy's Run......................    1968          43,000
  Cane Run.........................    1968          16,000
  Waterside........................    1964          33,000      108,000
                                                     -------   ----------
                                                               2,512,000
                                                               ==========

     (a) Amount shown represents the Company's 75% interest in Trimble County. The Company is responsible for operation of Unit 1 and is reimbursed by IMEA and IMPA for expenditures related to Trimble County based on their proportionate share of ownership interest. See Note 15 of Notes to Financial Statements, Jointly Owned Electric Utility Plant, under
          Item 8 for further discussion on ownership.

The Company also owns an 80 Mw hydroelectric generating station located in Louisville, operated under license issued by the FERC.

At December 31, 1996, the Company's electric transmission system included 21 substations with a total capacity of approximately 11,026,897 Kva and approximately 652 structure miles of lines. The electric distribution system included 83 substations with a total capacity of approximately 3,383,530 Kva, 3,537 structure miles of overhead lines, 274 miles of underground conduit, and 5,420 miles of underground conductors.

The Company's gas transmission system includes 178 miles of transmission mains, and the gas distribution system includes 3,528 miles of distribution mains.

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

The trust indenture securing the Company's First Mortgage Bonds constitutes a direct first mortgage lien upon much of the property owned by the Company.

ITEM 3. LEGAL PROCEEDINGS.

Rates, Regulatory Matters, and Trimble County Generating Plant

For a discussion of current regulatory matters and a detailed discussion of the Trimble County Unit 1 settlement agreement, see Rates and Regulation under
Item 7 and Notes 2 and 14 of Notes to Financial Statements under Item 8.

Statewide Power Planning

In March 1995, the Commission staff issued its report on its review of the Company's 1993 biennial Integrated Resource Plan. The Staff Report specifically found that the Company's plan contained some of the better analyses among those filed by the electric utilities under the Commission's jurisdiction, and presented several suggestions for the Company's consideration when it develops its next plan. In an order issued March 17, 1995, the Commission formally closed its proceeding for the review of the Company's plan. On May 5, 1995, the Commission granted the Company's request to waive the requirement that the Company file an Integrated Resource Plan during 1995. On July 21, 1995, the Kentucky Commission amended its Integrated Resource Planning regulations to replace the biennial filing requirement with a triennial requirement. The amended regulations also specified that the Company's next Integrated Resource Plan is to be filed 39 months from the effective date of the amended regulation, or October 21, 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                             ---------------------

Executive Officers of the Company.

                                                             Effective Date of
                                                             Election to Present
Name                    Age    Position                      Position
----                    ---    --------                      -------------------

Roger W. Hale           53     Chairman of the Board and
                               Chief Executive Officer       January 1, 1992

Victor A. Staffieri     41     President                     January 1, 1994

John R. McCall          53     Executive Vice President,
                               General Counsel and
                               Corporate Secretary           July 1, 1994

Rebecca L. Farrar       37     Vice President, Gas Service
                               Business                      February 15, 1995

M. Lee Fowler           60     Vice President and
                               Controller                    September 1, 1988

Wendy C. Heck           43     Vice President, Information
                               Services                      January 1, 1994

Chris Hermann           49     Vice President and General
                               Manager, Wholesale
                               Electric Business             January 1, 1993

Paul W. Thompson        40     Vice President, Retail
                               Electric Business             September 15, 1996

Charles A. Markel III   49     Treasurer                     January 1, 1993


The present term of office of each of the above executive officers extends to the meeting of the Board of Directors following the Annual Meeting of Stockholders, scheduled to be held May 8, 1997.

There are no family relationships between executive officers of the Company.

Mr. Hale, Mr. Fowler, Ms. Heck, Mr. Hermann, and Mr. Markel have been employed for more than five years in executive or management positions with the Company. Prior to election to the position shown in the table, the following executive officers held other positions with the Company since January 1, 1992: Ms. Heck was Vice President-Fuels and Operating Services prior to January 1993, and Vice President-Fuels and Information Services thereafter; Mr. Hermann was General Manager-Wholesale Electric prior to January 1993; Mr. Markel was Senior Vice President and Chief

Financial Officer prior to January 1993. Effective January 1993, Mr. Markel was named Corporate Vice President-Finance, and Treasurer of the parent company, LG&E Energy Corp.

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

Prior to election to her current position, Ms. Farrar was employed by South Carolina Electric and Gas Company and held the position of General Manager, Gas Operations from July 1994 to February 1995; Division Manager, Central Division-Gas Operations prior to July 1994; and General Manager, Northern Division-Gas Operations prior to February 1992.

Prior to election to his current position, Mr. Thompson was Vice
President-Business Development for the parent company, LG&E Energy Corp. from July 1994 to September 1996; General Manager-Gas Operations for the Company prior to July 1994; and Director-Business Development for Energy Corp. prior to December 1993.

                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

All Louisville Gas and Electric Company common stock, 21,294,223 shares, is held by LG&E Energy Corp. Therefore, there is no public trading market for the Company's common stock.

The following table sets forth the cash distributions on common stock paid to LG&E Energy Corp. for the periods indicated:

                                          1996        1995
                                          ----        ----
                                          (Thousands of $)
First Quarter.............              $18,500     $18,000
Second Quarter............               18,500      34,000
Third Quarter.............               18,500      18,000
Fourth Quarter............               19,200      18,500


ITEM 6. SELECTED FINANCIAL DATA.

                                                            Years Ended December 31
                                         --------------------------------------------------------------
                                            1996         1995          1994         1993        1992
                                         ----------  -----------   -----------   ----------  ----------

Operating Revenues ....................  $  821,115  $   723,463   $   759,075   $  775,125  $  700,195
                                         ----------  -----------   -----------   ----------  ----------
Net Operating Income:
   Before Unusual Items ...............     147,263      138,203       134,393      136,118     125,829
   Trimble County Settlement ..........        --        (16,877)         --           --          --
   Non-Recurring Charges ..............        --           --         (23,353)        --          --
                                         ----------  -----------   -----------   ----------  ----------
      Total Net Operating Income ......     147,263      121,326       111,040      136,118     125,829
                                         ----------  -----------   -----------   ----------  ----------
Net Income:
   Before Unusual Items ...............     107,941      100,061        94,423       90,535      73,793
   Trimble County Settlement ..........        --        (16,877)         --           --          --
   Non-Recurring Charges,
      Charitable Foundation, etc.......        --           --         (32,734)        --          --
   Cumulative Effect of
      Accounting Change ...............        --           --          (3,369)        --          --
                                         ----------  -----------   -----------   ----------  ----------
      Total Net Income ................     107,941       83,184        58,320       90,535      73,793
                                         ----------  -----------   -----------   ----------  ----------
Net Income Available for
  Common Stock ........................     103,373       76,873        52,492       84,554      66,620
                                         ----------  -----------   -----------   ----------  ----------

Total Assets ..........................   2,006,712    1,979,490     1,966,590    1,974,584   1,960,860
Long-Term Obligations (including
  amounts due within one year) ........     646,800      662,800       662,800      662,800     686,262

Management's Discussion and Analysis of Results of Operations and Financial Condition and of the Notes to Financial Statements should be read in conjunction with the above information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial results of operations and financial condition during 1996, 1995, and 1994 and should be read in connection with the financial statements and notes thereto.

Some of the following discussion may contain forward looking statements that are subject to certain risks, uncertainties and assumptions. Such forward looking statements are intended to be identified in this document by the words "anticipate," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy industry; change in federal or state legislation; unusual weather; actions by state or federal regulatory agencies affecting rates; and other factors described from time to time in Louisville Gas and Electric Company's reports to the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Net Income

Net income for 1996 increased $7.9 million over 1995 excluding a $16.9 million charge against net income in 1995 to recognize the effects of a settlement of the long-standing issues surrounding the Company's Trimble County electric generating plant. Without excluding the Trimble County charge-off, net income increased $24.8 million over 1995. The $7.9 million increase in net income is primarily the result of a significantly higher level of wholesale electric sales and increased retail sales of electricity and natural gas, partially offset by increased operation and maintenance expenses.

The Company's net income increased $24.9 million for 1995 over 1994 in spite of recording the Trimble County settlement charge mentioned in the preceding paragraph. In 1994 net income of $58.3 million included the write-off of certain non-recurring items ($23.9 million), the expense of establishing a charitable foundation ($8.9 million), and the adoption of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits ($3.4 million). Without consideration of the unusual charges against income in 1995 and 1994 as discussed above, the Company's 1995 net income increased $5.6 million over 1994. This improvement was primarily due to higher retail electric sales during 1995 partially offset by increased purchased power expenses resulting from unplanned power plant outages.

Revenues

A comparison of operating revenues for the years 1996 and 1995, excluding the Trimble County settlement (which reduced electric revenues by $28.3 million in 1995), with the immediately preceding year reflects both increases and decreases, which have been segregated by the following principal causes (in thousands of $):

                                             Increase (Decrease) From Prior Period
                                           -----------------------------------------
                                            Electric Revenues       Gas Revenues
                                           -------------------   -------------------
          Cause                              1996       1995       1996       1995
          -----                              ----       ----       ----       ----
Sales to Ultimate Consumers:
    Fuel and gas supply adjustments, etc   $ (4,652)  $(10,566)  $ 21,176   $(16,940)
    Demand side management/decoupling ...     5,429     (4,619)    (1,989)       479
    Environmental cost recovery surcharge     2,410      3,205       --         --
    Variation in sales volumes ..........       801     27,382     14,483     (3,420)
                                           --------   --------   --------   --------
      Total .............................     3,988     15,402     33,670    (19,881)
Sales for resale ........................    30,383     (5,249)      --         --
Gas transportation-net ..................      --         --         (971)     1,062
Other ...................................     1,688      1,538        594       (184)
                                           --------   --------   --------   --------
      Total .............................  $ 36,059   $ 11,691   $ 33,293   $(19,003)
                                           ========   ========   ========   ========

Electric revenues increased in 1996 compared with 1995 primarily because of an increase in sales of electricity for resale which resulted from aggressive marketing efforts. Gas revenues increased as a result of the higher cost of natural gas in 1996 and because of increased sales to ultimate consumers (6%) caused mainly by colder weather experienced in the first quarter of the year.

Electric revenues increased in 1995 mainly because of an increase in sales to ultimate consumers as a result of the warmer summer weather and improved economic conditions in the Company's service territory. Gas revenues decreased as a result of lower gas supply adjustment revenues, which reflected the lower cost of natural gas in 1995.

Expenses

Fuel for electric generation and gas supply expenses comprise a large segment of the Company's total operating costs. The Company's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply are reflected in the Company's rates, subject to approval by the Public Service Commission of Kentucky (Kentucky Commission or Commission).

Fuel expenses increased $11.7 million (8%) in 1996 primarily because of a 12% increase in generation ($16 million), partially offset by a decrease in the cost of coal burned ($4.3 million). Fuel expenses decreased $5.6 million (4%) in 1995 as compared to 1994 due to a decrease in the cost of coal burned ($7.5 million) partially offset by increased generation of 2%. The average delivered cost per ton of coal purchased was $21.73 in 1996, $23.68 in 1995, and $25.27 in 1994.
This downward trend in the delivered cost of coal is expected to continue through 1997.

Power purchased expense in 1996 of $16.6 million was approximately the same as in 1995. Power was purchased in 1996 primarily to supplement generation requirements related to wholesale electric power sales. Power purchased in 1995 increased $7.1 million over 1994 primarily because of increased purchases resulting from unplanned outages at the electric generating plants during the extremely hot summer weather.

Gas supply expenses increased $29.7 million (27%) mainly because of the higher unit cost of net gas supply ($21.8 million) and an increase in the volume of gas delivered to the distribution system ($7.9 million). Gas supply expenses decreased $20.8 million (16%) in 1995 because of the lower cost of net gas supply ($18.7 million) and a decrease in the volume of gas delivered to the distribution system ($2.1 million). The average unit cost per Mcf of purchased gas was $3.46 in 1996, $2.62 in 1995, and $2.78 in 1994.

Other operation expenses increased $8.7 million (6%) over 1995 primarily because of increased costs to operate the Company's electric power plants ($2.9 million), the electric and gas transmission and distribution systems ($1.9 million), and because of the recognition of credits to expense in 1995 for settlement proceeds received related to a commercial dispute ($6.0 million).

In 1995 the Company received cash proceeds of $8 million in connection with the settlement of a commercial dispute. Pursuant to a study to determine the proper amount of income to be recognized, the Company recognized $6 million as a reduction of 1995 operation expense. After further study and the resolution of the remaining legal issues, the $2 million balance was applied as a reduction of operation expense in 1996.

Maintenance expenses increased $2.7 million (5%) over 1995 primarily due to increased storm damage repairs ($1.8 million) and an increase in electric power plant expenses ($.9 million). Maintenance increased $3.4 million in 1995 over 1994 primarily as a result of an increase in repairs at the electric power plants ($4.2 million), partially offset by a decrease in storm damage expenses ($1 million).

Non-recurring charges in 1994 of $38.6 million include the Company's write-off of costs in connection with early retirements and workforce reductions that occurred in 1992 and 1993, costs in connection with property damage claims pertaining to particulate emissions from the Mill Creek electric generating plant, and certain costs previously deferred resulting from adoption of Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POST-RETIREMENT BENEFITS OTHER THAN PENSIONS. See Note 3 of Notes to Financial Statements under Item 8.

Depreciation and amortization increased in both 1996 and 1995 primarily because of additional depreciable plant in service.

Variations in income tax expenses are largely attributable to changes in pre-tax income.

Other income decreased about $3 million in 1996 because of a decrease in income earned from investments and lower gains realized from the sale of property as compared to 1995. See Note 9 of Notes to Financial Statements under Item 8.

Contribution to the Company's charitable foundation reflects the expense associated with establishing a tax-exempt foundation during 1994. Contributions made from this Foundation are not charged against income, and therefore, do not affect the Company's net income. See Note 3 of Notes to Financial Statements under Item 8.

Interest charges for 1996 decreased $1.7 million (4%) primarily because of the retirement of outstanding debt. The Company's First Mortgage Bonds, 5.625% Series of $16 million were retired at maturity on June 1, 1996 and $50 million in other debt was refinanced at more favorable rates. Interest charges for 1995 decreased $.9 million primarily due to a reversal of an interest expense reserve resulting from a favorable ruling on certain income tax matters. The embedded cost of long-term debt at December 31, 1996, was 6.05%; at December 31, 1995, 6.32%. See Note 11 under Item 8, First Mortgage Bonds and Pollution Control Bonds, for further discussion.

Preferred dividends decreased $1.7 million (28%) due primarily to the redemption of the 7.45% Series Cumulative Preferred Stock in December 1995. Preferred dividends increased $.5 million in 1995 because of a higher rate associated with the Auction Rate Series.

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

Capital Requirements

New construction expenditures for 1996 were $108 million compared with $93 million for 1995 and $95 million for 1994.

Past Financing Activities

During 1996, 1995, and 1994, the Company's primary source of capital was internally generated funds from operating cash flows. Internally generated funds provided financing for 100% of the Company's construction expenditures for 1996, 1995, and 1994.

Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to fluctuations in weather in the Company's service territory, which has a direct affect on sales of electricity and natural gas.

On June 1, 1996, the Company's First Mortgage Bonds, 5.625% Series of $16 million matured and were retired by the Company. The bonds were redeemed with available funds.

In October 1996, the Company issued $22.5 million of Jefferson County, Kentucky and $27.5 million of Trimble County, Kentucky, Pollution Control Bonds, Flexible Rate Series, due September 1, 2026. Interest rates for these bonds were 3.60% and 3.57%, respectively, at December 31, 1996. The proceeds from these bonds were applied in December 1996 to redeem the outstanding 7.25% Series of Jefferson County, Kentucky and Trimble County, Kentucky, Pollution Control Bonds due December 1, 2016.

In April 1995, the Company issued $40 million of Jefferson County, Kentucky, Pollution Control Bonds, 5.90% Series, due April 15, 2023. The proceeds from these bonds were used to redeem the outstanding 9.25% Series of Pollution Control Bonds due July 1, 2015.

In December 1995, the Company redeemed the outstanding shares of its 7.45% Cumulative Preferred Stock with a par value of $25 per share at a redemption price of $25.75 per share. The Company funded the $22 million redemption with cash generated internally.

Future Capital Requirements

Future financing requirements may be affected in varying degrees by factors such as load growth, changes in construction expenditure levels, rate actions allowed by regulatory agencies, new legislation, market entry of competing electric power generators, changes in environmental regulations and other regulatory requirements. The Company estimates construction expenditures will total $250 million for 1997 and 1998. In addition, capital requirements for 1998 include $20 million to retire long-term debt that is scheduled to mature.

Future Sources of Financing

Internally generated funds from operations are expected to fund substantially all anticipated construction expenditures in 1997 and 1998.

At December 31, 1996, the Company had unused lines of credit of $200 million for which it pays commitment fees. These credit facilities are scheduled to expire during the year 2001. Management expects to renegotiate them when they expire.

To the extent permanent financings are needed in 1997 and 1998, the Company expects that it will have ready access to the securities markets to raise needed funds.

Year 2000 Computer Software Modification Costs

Based on a preliminary study, the Company expects to spend approximately $12 million to $15 million from 1997 through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next three years to have a material effect on its financial position or results of operations. The amount expensed in 1996 was immaterial.

Rates and Regulation

The Company is subject to the jurisdiction of the Kentucky Commission in virtually all matters related to electric and gas utility regulation, and as such, its accounting is subject to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Given the Company's competitive position in the market and the status of regulation in the state of Kentucky, the Company has no plans or intentions to discontinue its application of SFAS No. 71. See Note 2 of Notes to Financial Statements under Item 8.

On December 8, 1995, the Commission approved a settlement agreement filed by the Company and all intervenors in the Trimble County proceedings, including various consumer interest groups and government agencies, that, in effect, resolved all of the regulatory and legal issues related to the appropriate ratemaking treatment to exclude 25% of the Trimble County plant costs from customer rates. Under the settlement, ratepayers are to receive $22 million in refunds, most of which is being refunded over the five-year period, 1996 through 2000, based on a per kilowatt-hour credit. In addition, the Company also agreed to provide $900,000 annually for five years, beginning in 1996, to fund low-income energy assistance programs and agreed to revise the decoupling methodology in a manner that was to reduce revenues collected from residential customers during 1996 and 1997 by a total of approximately $1.8 million.

The overall effect of the settlement, which the Company recognized in its entirety in the fourth quarter of 1995, was to reduce electric revenues by $28.3 million and net income by $16.9 million. See Note 14 of Notes to Financial Statements under Item 8 for further discussion.

In May 1995, the Company implemented a Commission approved environmental cost recovery (ECR) surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for production of energy from coal. As a result of this surcharge, the Company's electric revenues increased $3.2 million in 1995, an additional $2.4 million in 1996 and a further increase in revenues of approximately $1 million is projected for 1997. The Kentucky Attorney General
(KAG), and the Kentucky Industrial Utility Customers (KIUC) have filed an appeal in Franklin Circuit Court on various issues related to the Commission's order in this proceeding, including the constitutionality of the Kentucky statute that authorizes the surcharge. In an order dated April 10, 1996, associated with the first six-month review of the operation of the surcharge, the Commission stated that all environmental surcharge revenues collected from the date of the April 10 order will be subject to refund, pending the final determination of the April 6, 1995, order. The Company is contesting the legal challenges but cannot predict the outcome of this litigation. However, the amount of refunds, if any, that may ultimately be ordered, are not expected to have a material adverse effect on the Company's financial position or results of operation.

In January 1994, the Company implemented a Commission approved demand side management (DSM) program that the Company, KAG, the Jefferson County Attorney, and representatives of several customer-interest groups had filed with the Commission. The Company committed up to $3.3 million over three years (from 1994 through 1996) for initial programs that include a residential energy conservation and education program and a commercial conservation audit program. The approved program includes a formal collaborative process to develop future DSM programs and also contains a rate mechanism that (1) provides the Company concurrent recovery of DSM costs, (2) provides an incentive for implementing DSM programs, and (3) allows the Company to recover revenues from lost sales associated with the DSM programs through a decoupling mechanism.

In 1996, the Commission approved the addition of six new programs that increased the Company's commitment to DSM by approximately $4 million over the next two years.

On April 24, 1996 the Federal Energy Regulatory Commission (FERC) issued Orders 888 and 889. Order 888 requires all public utilities to file Open Access Transmission Tariffs. These tariffs will allow third parties to utilize a utility's transmission assets under comparable terms and conditions as the utility. The Company filed its Open Access Transmission Tariff on July 9, 1996, to comply with FERC's Order 888.

Order 889 requires public utilities to implement standards of conduct and an Open Access Same-time Information System (OASIS). The standards of conduct require that public utilities functionally separate their transmission and wholesale power merchant functions. OASIS will allow other parties to obtain information about a utility's transmission system in the same manner that the utility's wholesale power merchant function does. OASIS ensures that relevant information is passed from the utility's transmission function to the purchaser of transmission service in a non-discriminatory manner. The Company has made a functional separation of its transmission and wholesale power merchant function. A filing of the Company's standards of conduct was made with the FERC on December 31, 1996. In January 1997, the Company began operation of its OASIS system in accordance with the FERC Order.

The Company last filed for a rate increase with the Commission in June 1990 based on the test-year ended April 30, 1990. The Commission issued a final order in September 1991 that effectively granted the Company an annual increase in rates of $6.8 million ($6.1 million electric and $.7 million gas).

Environmental Matters

With the passage of the Clean Air Act Amendments of 1990 (the Act), the Company already complied with the stringent sulfur dioxide emission limits required by the year 2000 as it had previously installed scrubbers on all of its coal-fired generating units. Since then, as part of its ongoing construction program, the Company has spent $29 million through 1996 for remedial measures necessary to meet the Act's requirements for nitrogen oxides. These expenditures are being recovered under the environmental cost recovery mechanism as more fully discussed in Note 2 of the Notes to Financial Statements under Item 8. The overall financial impact of the Act on the Company has been minimal. However, the Company is closely monitoring a number of significant regulatory developments. In November 1996, the United States Environmental Protection Agency (USEPA) announced its proposal to revise the National Ambient Air Quality Standards for ozone and particulate matter. In November 1996, the USEPA also announced its intent to direct certain states to address long range ozone transport from Midwest emission sources which allegedly contribute to ozone problems in the Northeast. While management is unable to predict the outcome or exact impact of these ongoing regulatory proceedings, the Company continues to be well-positioned in the market to be a "clean" power provider without the large capital expenditures that are expected to be incurred by many other utilities.

Reference is made to Environmental under Note 13 of Notes to Financial Statements under Item 8 for a complete discussion of the Company's environmental issues concerning its Mill Creek and Cane Run electric generating plants, manufactured gas plant sites, and certain other environmental issues.

FUTURE OUTLOOK

Electric Industry Restructuring

The Kentucky Public Service Commission (Kentucky Commission) has held a series of meetings with electric utilities operating in Kentucky to discuss the potential impact of the major restructuring of the industry that is being driven by competition and market forces. Specifically, the Kentucky Commission has indicated it wants to ensure that ratepayers in Kentucky will continue to receive the current low electric rates and high reliability and quality of service during and after the restructuring of the industry.

Topics discussed have included the regulatory treatment of potential stranded costs or benefits, the utility's historical obligation to serve, the functional separation of utilities, regulatory and legal changes that may be needed in a restructured electric industry and many other issues. These wide-ranging discussions, which are expected to continue in the future, centered around the theme of how the Kentucky Commission and utilities can best work together to benefit energy consumers in Kentucky.

The Company is exploring steps that it can take to maintain or even improve its position as a low-cost producer of electricity and evaluating other actions, including an analysis associated with the future recovery of certain regulatory assets, that will enable the Company to continue to offer favorable electric rates to its customers.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                              STATEMENTS OF INCOME
                                (Thousands of $)

                                                           Years Ended December 31
                                                       -------------------------------
                                                         1996      1995        1994
                                                       --------  ---------   ---------
Operating Revenues
  Electric ..........................................  $606,696  $ 570,637   $ 558,946
  Gas ...............................................   214,419    181,126     200,129
  Refund - Trimble County Settlement (Note 14) ......      --      (28,300)       --
                                                       --------  ---------   ---------

   Total operating revenues (Note 1) ................   821,115    723,463     759,075
                                                       --------  ---------   ---------

Operating Expenses
  Fuel for electric generation ......................   149,697    138,002     143,602
  Power purchased ...................................    16,626     16,830       9,754
  Gas supply expenses ...............................   140,482    110,738     131,561
  Other operation expenses ..........................   143,338    134,655     136,214
  Maintenance .......................................    54,790     52,101      48,731
  Non-recurring charges (Note 3) ....................      --         --        38,613
  Depreciation and amortization .....................    89,002     85,759      82,519
  Federal and State income taxes (Note 8) ...........    63,259     47,524      39,922
  Property and other taxes ..........................    16,658     16,528      17,119
                                                       --------  ---------   ---------
   Total operating expenses .........................   673,852    602,137     648,035
                                                       --------  ---------   ---------

Net Operating Income ................................   147,263    121,326     111,040

Other Income and (Deductions) (Note 9) ..............       920      3,776       2,451
Contribution to Charitable Foundation - net (Note 3)       --         --         8,946
Interest Charges ....................................    40,242     41,918      42,856
                                                       --------  ---------   ---------

Income before Cumulative Effect of a Change in
  Accounting Principle ..............................   107,941     83,184      61,689

Cumulative Effect of a Change in Accounting for
  Post-Employment Benefits, net of income taxes
  of $2,280 .........................................      --         --        (3,369)
                                                       --------  ---------   ---------

Net Income ..........................................   107,941     83,184      58,320
Preferred Stock Dividends ...........................     4,568      6,311       5,828
                                                       --------  ---------   ---------

Net Income Available for Common Stock ...............  $103,373  $  76,873   $  52,492
                                                       ========  =========   =========


                         STATEMENTS OF RETAINED EARNINGS
                                (Thousands of $)

                                                     Years Ended December 31
                                                  ------------------------------
                                                    1996       1995       1994
                                                  --------   --------   --------
Balance January 1 .............................   $181,049   $193,895   $194,903
Add net income ................................    107,941     83,184     58,320
                                                  --------   --------   --------
                                                   288,990    277,079    253,223
                                                  --------   --------   --------

Deduct: Cash dividends declared on stock:
        5% cumulative preferred ...............      1,075      1,075      1,075
        7.45% cumulative preferred ............       --        1,527      1,598
        Auction rate cumulative preferred .....      2,024      2,240      1,686
        $5.875 cumulative preferred ...........      1,469      1,469      1,469
        Common ................................     75,200     89,000     53,500
      Preferred stock redemption expense ......       --          719       --
                                                  --------   --------   --------
                                                    79,768     96,030     59,328
                                                  --------   --------   --------

Balance December 31 ...........................   $209,222   $181,049   $193,895
                                                  ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                            STATEMENTS OF CASH FLOWS
                                (Thousands of $)

                                                                       Years Ended December 31
                                                                  ---------------------------------
                                                                    1996        1995        1994
                                                                  ---------   ---------   ---------
Cash Flows from Operating Activities
  Net Income ...................................................  $ 107,941   $  83,184   $  58,320
  Items not requiring cash currently:
   Depreciation and amortization ...............................     89,002      85,759      82,519
   Deferred income taxes-net ...................................     26,055       7,049      (2,274)
   Investment tax credit-net ...................................     (3,997)     (4,742)     (4,619)
   Cumulative effect of change in accounting principle .........       --          --         3,369
   Non-recurring charges .......................................       --          --        38,613
   Other .......................................................      3,911       3,958       6,603
 (Increases) decreases in certain net current assets:
   Accounts receivable .........................................     (9,555)    (19,531)     18,339
   Materials and supplies ......................................     (1,418)      1,428       3,280
   Trimble County Settlement ...................................    (10,789)     28,300        --
   Accounts payable ............................................      3,772      22,936     (22,781)
   Accrued taxes ...............................................      4,168        (433)     (1,247)
   Accrued interest ............................................     (1,070)     (2,330)        530
   Prepayments and other .......................................        685         (61)       (743)
  Other ........................................................    (23,153)     (6,917)        972
                                                                  ---------   ---------   ---------
   Net cash provided by operating activities ...................    185,552     198,600     180,881
                                                                  ---------   ---------   ---------

Cash Flows from Investing Activities
  Purchases of securities ......................................    (11,039)   (119,151)    (87,896)
  Proceeds from sales of securities ............................     28,605     151,422      56,085
  Construction expenditures ....................................   (107,879)    (93,423)    (95,398)
                                                                  ---------   ---------   ---------
   Net cash used for investing activities ......................    (90,313)    (61,152)   (127,209)
                                                                  ---------   ---------   ---------

Cash Flows from Financing Activities
  Issuance of first mortgage bonds and pollution control bonds .     49,745      39,914        --
  Redemption of preferred stock ................................       --       (22,108)       --
  Retirement of first mortgage bonds and pollution control bonds    (67,013)    (41,055)       --
  Payment of dividends .........................................    (79,310)    (95,206)    (58,639)
                                                                  ---------   ---------   ---------
   Net cash used for financing activities ......................    (96,578)   (118,455)    (58,639)
                                                                  ---------   ---------   ---------

Net Increase (Decrease) in Cash and Temporary Cash Investments .     (1,339)     18,993      (4,967)

Cash and Temporary Cash Investments at Beginning of Year .......     58,131      39,138      44,105
                                                                  ---------   ---------   ---------

Cash and Temporary Cash Investments at End of Year .............  $  56,792   $  58,131   $  39,138
                                                                  =========   =========   =========


Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
   Income taxes ................................................  $  41,508   $  40,049   $  42,803
   Interest on borrowed money ..................................     40,334      42,589      40,827

   The accompanying notes are an integral part of these financial statements.

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                                 BALANCE SHEETS
                                (Thousands of $)

                                     Assets                       December 31
                                                            ----------------------
                                                               1996        1995
                                                            ----------  ----------
Utility Plant, at original cost
  Electric ...............................................  $2,192,557  $2,123,699
  Gas ....................................................     320,791     299,070
  Common .................................................     130,678     128,902
                                                            ----------  ----------
                                                             2,644,026   2,551,671
  Less:  Reserve for depreciation ........................     999,987     934,942
                                                            ----------  ----------
                                                             1,644,039   1,616,729
  Construction work in progress ..........................      41,183      47,189
                                                            ----------  ----------
                                                             1,685,222   1,663,918
                                                            ----------  ----------
Other Property and Investments - less reserve ............       1,028         760
                                                            ----------  ----------
Current Assets
  Cash and temporary cash investments ....................      56,792      58,131
  Marketable securities (Note 6) .........................       3,595      20,449
  Accounts receivable-less reserve of $1,470
   in 1996 and $1,360 in 1995 ............................     115,144     105,589
  Materials and supplies-at average cost
   Fuel (predominantly coal) .............................      14,576      14,996
   Gas stored underground ................................      35,510      31,714
   Other .................................................      32,426      34,384
  Prepayments ............................................       2,480       2,108
                                                            ----------  ----------
                                                               260,523     267,371
                                                            ----------  ----------
Deferred Debits and Other Assets
  Unamortized debt expense ...............................       6,933       7,710
  Regulatory assets (Note 2) .............................      27,729      29,926
  Other ..................................................      25,277       9,805
                                                            ----------  ----------
                                                                59,939      47,441
                                                            ----------  ----------
                                                            $2,006,712  $1,979,490
                                                            ==========  ==========
                              Capital and Liabilities

Capitalization (see Statements of Capitalization)
  Common equity ..........................................  $  633,757  $  605,157
  Cumulative preferred stock .............................      95,328      95,328
  Long-term debt .........................................     646,835     646,845
                                                            ----------  ----------
                                                             1,375,920   1,347,330
                                                            ----------  ----------
Current Liabilities
  Long-term debt due within one year .....................        --        16,000
  Accounts payable .......................................      97,478      93,706
  Trimble County Settlement (Note 14) ....................      17,511      28,300
  Dividends declared .....................................      20,131      19,672
  Accrued taxes ..........................................      11,982       7,814
  Accrued interest .......................................       9,994      11,064
  Other ..................................................      13,128      12,071
                                                            ----------  ----------
                                                               170,224     188,627
                                                            ----------  ----------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes (Notes 1 and 8) ......     241,681     204,816
  Investment tax credit, in process of amortization ......      80,040      84,037
  Accumulated provision for pensions and related benefits       42,554      47,099
  Customers' advances for construction ...................      10,033       9,251
  Regulatory liability (Note 2) ..........................      77,287      88,242
  Other ..................................................       8,973      10,088
                                                            ----------  ----------
                                                               460,568     443,533
                                                            ----------  ----------
Commitments and Contingencies (Note 13)
                                                            $2,006,712  $1,979,490
                                                            ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                          STATEMENTS OF CAPITALIZATION
                                (Thousands of $)

                                                                                                     December 31
                                                                                              -------------------------
                                                                                                 1996          1995
                                                                                              -----------   -----------
Common Equity
  Common stock, without par value -
   Authorized 75,000,000 shares, outstanding 21,294,223 shares ....                           $   425,170   $   425,170
  Common stock expense ............................................                                  (836)         (836)
  Unrealized gain (loss) on marketable securities, net of income
    taxes of $136 in 1996 and $153 in 1995 (Note 6)  ..............                                   201          (226)
  Retained earnings ...............................................                               209,222       181,049
                                                                                              -----------   -----------
                                                                                                  633,757       605,157
                                                                                              -----------   -----------
Cumulative Preferred Stock
  Redeemable on 30 days notice by the Company except, $5.875 series

                                                           Shares           Current
                                                         Outstanding    Redemption Price
                                                         -----------    ----------------
  $25 par value, 1,720,000 shares authorized -
   5% series ..........................................    860,287         $   28.00               21,507        21,507
  Without par value, 6,750,000 shares authorized -
   Auction Rate .......................................    500,000            100.00               50,000        50,000
   $5.875 series ......................................    250,000       Not redeemable            25,000        25,000
  Preferred stock expense .........................................                                (1,179)       (1,179)
                                                                                              -----------   -----------
                                                                                                   95,328        95,328
                                                                                              -----------   -----------

Long-Term Debt (Note 11)
  First mortgage bonds -
   Series due June 1, 1998, 6 3/4% ................................                                20,000        20,000
   Series due July 1, 2002, 7 1/2% ................................                                20,000        20,000
   Series due August 15, 2003, 6% .................................                                42,600        42,600
   Pollution control series:
     K due December 1, 2016, 7 1/4% ...............................                                  --          27,500
     L due December 1, 2016, 7 1/4% ...............................                                  --          22,500
     N due February 1, 2019, 7 3/4% ...............................                                35,000        35,000
     O due February 1, 2019, 7 3/4% ...............................                                35,000        35,000
     P due June 15, 2015, 7.45% ...................................                                25,000        25,000
     Q due November 1, 2020, 7 5/8% ...............................                                83,335        83,335
     R due November 1, 2020, 6.55% ................................                                41,665        41,665
     S due September 1, 2017, variable ............................                                31,000        31,000
     T due September 1, 2017, variable ............................                                60,000        60,000
     U due August 15, 2013, variable ..............................                                35,200        35,200
     V due August 15, 2019, 5 5/8% ................................                               102,000       102,000
     W due October 15, 2020, 5.45% ................................                                26,000        26,000
     X due April 15, 2023, 5.90% ..................................                                40,000        40,000
                                                                                              -----------   -----------
   Total first mortgage bonds .....................................                               596,800       646,800
  Pollution control bonds (unsecured) -
     Jefferson County Series due September 1, 2026, variable ......                                22,500          --
     Trimble County Series due September 1, 2026, variable ........                                27,500          --
                                                                                              -----------   -----------
   Total unsecured long-term debt .................................                                50,000          --
                                                                                              -----------   -----------
   Total long-term bonds ..........................................                               646,800       646,800
  Unamortized premium on bonds ....................................                                    35            45
                                                                                              -----------   -----------
                                                                                                  646,835       646,845
                                                                                              -----------   -----------

Total Capitalization ..............................................                           $ 1,375,920   $ 1,347,330
                                                                                              ===========   ===========

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

Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation with no impact on previously reported income.

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

DEPRECIATION. Depreciation is provided on the straight-line method over the estimated service lives of depreciable plant. The amounts provided for 1996 and 1995 were 3.3% (3.2% electric, 3.3% gas, and 6% common); and for 1994, 3.3%
(3.2% electric, 3.3% gas, and 5% common) of average depreciable plant.

CASH AND TEMPORARY CASH INVESTMENTS. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments are carried at cost, which approximates fair value.

FINANCIAL INSTRUMENTS. The Company uses over-the-counter interest-rate swap agreements to hedge its exposure to fluctuations in the interest rates it pays on variable-rate debt, and it uses exchange-traded U.S. Treasury note and bond futures to hedge its exposure to fluctuations in the value of its investments in the preferred stocks of other companies. Gains and losses on interest-rate swaps used to hedge interest rate risk are reflected in interest charges monthly. Gains and losses on U.S. Treasury note and bond futures used to hedge investments in preferred stocks are initially deferred and classified as unrealized gains or losses on marketable securities in common equity and then charged or credited to other income and deductions when the securities are sold. See Note 4, Financial Instruments.

DEBT PREMIUM AND EXPENSE. Debt premium and expense are amortized over the lives of the related debt issues, consistent with regulatory practices.

DEFERRED INCOME TAXES. Deferred income taxes have been provided for all material book-tax temporary differences.

INVESTMENT TAX CREDITS. Investment tax credits resulted from provisions of the tax law that permitted a reduction of the Company's tax liability based on credits for certain construction expenditures. Deferred investment tax credits are being amortized to income over the estimated lives of the related property that gave rise to the credits.

REVENUE RECOGNITION. Revenues are recorded based on service rendered to customers through month end. The Company accrues an estimate for unbilled revenues from each meter reading date to the end of the accounting period. Under an agreement approved by the Public Service Commission of Kentucky (Kentucky Commission or Commission), the Company has implemented a demand side management program and a "decoupling mechanism," which allows the Company to recover a predetermined level of revenue on electric and gas residential sales. See Management's Discussion and Analysis, Rates and Regulation, for further discussion.

FUEL AND GAS COSTS. The cost of fuel for electric generation is charged to expense as used, and the cost of gas supply is charged to expense as delivered to the distribution system.

MANAGEMENT'S USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent items at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 13, Commitments and Contingencies, for a further discussion.

NEW ACCOUNTING PRONOUNCEMENTS. LONG-LIVED ASSETS. The Company adopted Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121) in the first quarter of 1996. This new standard requires that long-lived assets and certain intangibles be reviewed for impairment and possible write-down to fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has performed these impairment reviews on certain long-lived assets and has determined their carrying amounts to be recoverable. Management continues to monitor current and anticipated future operating conditions, legal requirements and regulatory environment for circumstances that may trigger potential asset impairments.

TRANSFERS AND EXTINGUISHMENTS. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES (SFAS No. 125), effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company plans to adopt the provisions of SFAS No. 125 in the first quarter of 1997. The Company does not expect the adoption of SFAS No. 125 to have a material adverse impact on its financial position or results of operation.

ENVIRONMENTAL REMEDIATION. Effective January 1, 1997, the Company will adopt the provisions of Statement of Position (SOP) 96-1, ENVIRONMENTAL REMEDIATION LIABILITIES. This statement provides authoritative guidance for recognition, measurement, and disclosure of environmental remediation liabilities in financial statements. Due to the Company's previous recognition of this type of liability, adoption is not expected to have a material impact on its financial position or results of operation. See Note 13, Commitments and Contingencies, for a further discussion on the Company's environmental commitments and contingencies.

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

                                                           1996          1995
                                                         --------      --------
Unamortized loss on bonds ..........................     $ 17,162      $ 16,443
Unamortized extraordinary retirements ..............        4,087         6,935
Manufactured gas sites .............................        3,244         3,220
Other ..............................................        3,236         3,328
                                                         --------      --------
Total regulatory assets ............................       27,729        29,926

Deferred income taxes - net ........................      (77,287)      (88,242)
                                                         --------      --------

Regulatory assets and (liabilities) - net ..........     $(49,558)     $(58,316)
                                                         ========      ========

Substantially all of the Company's regulatory assets are being recovered through rates charged to customers. The Company expects to seek regulatory approval to recover any remaining regulatory assets in its next general rate case.

ENVIRONMENTAL COST RECOVERY. On April 6, 1995, in response to an application filed by the Company, the Commission approved, with modifications, an environmental cost recovery surcharge that increased electric revenues by $3.2 million in 1995 and $2.4 million in 1996. The surcharge became effective May 1, 1995.

An appeal of the Commission's April 6 order by various intervenors in the proceeding (including the Kentucky Attorney General) is currently pending in the Franklin Circuit Court of Kentucky. The Company is contesting the legal challenges to the surcharge, but cannot predict the outcome of the appeal. The amount of refunds that may be ordered, if any, are not expected to have a material adverse effect on the Company's financial position or results of operations. See Rates and Regulation under Management's Discussion and Analysis under Item 7 for a further discussion.

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

In the first quarter of 1994, the Board of Directors of the Company approved the formation of a tax-exempt charitable foundation (Foundation) that makes charitable contributions to qualified persons and entities. In 1994, the Company recorded a pre-tax charge against income and made an irrevocable payment of $15 million to fund the Foundation. The Foundation is exempt from federal income tax under the Internal Revenue Code.

NOTE 4 - FINANCIAL INSTRUMENTS

The Company uses over-the-counter interest-rate swap agreements to hedge its exposure to fluctuations in the interest rates it pays on variable-rate debt, and it uses exchange-traded U.S. Treasury note and bond futures to hedge its exposure to fluctuations in the value of its investments in the preferred stocks of other companies.

At December 31, 1996, the Company had a short position in U.S. Treasury note and bond futures contracts with notional amounts totaling $1.3 million. These contracts are used to hedge price risk associated with certain marketable securities and mature in March 1997.

At December 31, 1996, the Company was a party to two interest-rate swap agreements. The swaps have notional amounts of $15 million each, and the Company uses them to hedge its exposure to changes in the interest rates paid on $30 million of the Company's Pollution Control Bonds, Variable Rate Series, due September 1, 2017. One of these swaps will mature in September 1997, and the other will mature in September 1999. The Company paid interest at average fixed rates on the swaps of 4.55% in 1996, 1995, and 1994, and received interest at average variable rates based on the JJ Kenny Index of 3.46% in 1996, 3.87% in 1995, and 2.84% in 1994.

     The cost and estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995 follow (in thousands of $):

                                                        1996                  1995
                                                 -------------------   -------------------
                                                             Fair                  Fair
                                                   Cost      Value       Cost      Value
                                                   ----      -----       ----      -----
Marketable securities .........................  $  3,258  $   3,595   $ 20,828  $  20,449
Long-term investments -
  Not practicable to estimate fair value ......       744        744        740        740
Preferred stock subject to mandatory redemption    25,000     24,938     25,000     25,000
Long-term debt ................................   646,800    662,721    662,800    688,977
U.S. Treasury note and bond futures ...........      --            6       --         (105)
Interest-rate swaps ...........................      --         (319)      --         (522)

All of the above valuations reflect prices quoted by exchanges except for the swaps and the long-term investments. The fair values of the swaps reflect price quotes from dealers or amounts calculated using accepted pricing models. The fair values of the long-term investments reflect cost, since the Company cannot reasonably estimate fair value.

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

The Company's customer receivables and gas and electric revenues arise from deliveries of natural gas to approximately 277,000 customers and electricity to approximately 351,000 customers in Louisville and adjacent areas in Kentucky. For the year ended December 31, 1996, 74% of total revenue was derived from electric operations and 26% from gas operations.

The Company's operation and maintenance employees are members of the International Brotherhood of Electrical Workers (IBEW) Local 2100 which represents approximately one-half of the Company's workforce. The Company's collective bargaining agreement with IBEW employees expires in November 1998.

NOTE 6 - MARKETABLE SECURITIES

The Company's marketable securities have been determined to be "available-for-sale" under the provisions of Statement of Financial Accounting Standards SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The available-for-sale category of investments results in the classification of unrealized gains and losses on investments in common equity, net of income taxes, until such gains and losses are realized, at which time they are recognized in earnings. Proceeds from sales of available-for-sale securities in 1996 were $28.6 million, which resulted in realized gains of $.3 million and losses of $.8 million, calculated using the specific identification method. Proceeds from sales of available-for-sale securities in 1995 were $151.4 million, which resulted in realized gains of $1.6 million and losses of approximately $3.4 million.

Approximate cost, fair value, and other required information about the Company's available-for-sale securities by major security type as of December 31, 1996 and 1995, follow (in thousands of $):

                                                    1996                            1995
                                       -----------------------------   ------------------------------
                                                   Fixed                           Fixed
                                        Equity     Income    Total      Equity     Income     Total
                                       --------   --------  --------   --------   --------   --------
Cost ................................  $  3,258   $   --    $  3,258   $  5,342   $ 15,486   $ 20,828
Unrealized gains ....................       572       --         572         55          4         59
Unrealized losses ...................      (235)      --        (235)      (193)      (245)      (438)
                                       --------   --------  --------   --------   --------   --------
Fair values .........................  $  3,595   $   --    $  3,595   $  5,204   $ 15,245   $ 20,449
                                       ========   ========  ========   ========   ========   ========

-----------------------------------------------------------------------------------------------------

Fair Values:
  No maturity .......................  $  2,126   $   --    $  2,126   $  4,565   $   --     $  4,565
  Contractual Maturities:
    Less than one year ..............     1,469       --       1,469        639      2,710      3,349
    One to five years ...............      --         --        --         --        8,808      8,808
    Five to ten years ...............      --         --        --         --          831        831
    Over ten years ..................      --         --        --         --        2,219      2,219
    Not due at a single maturity date      --         --        --         --          677        677
                                       --------   --------  --------   --------   --------   --------
Total Fair Values ...................  $  3,595   $   --    $  3,595   $  5,204   $ 15,245   $ 20,449
                                       ========   ========  ========   ========   ========   ========

NOTE 7 - PENSION PLANS AND RETIREMENT BENEFITS

PENSION PLANS. The Company has two non-contributory, defined-benefit pension plans, that cover all eligible employees. Retirement benefits are based on the employee's years of service, age at retirement and compensation. The Company's policy is to fund annual actuarial costs, up to the maximum amount deductible for income tax purposes, as determined under the frozen entry age actuarial cost method. The assets of the plans consist primarily of common stocks, corporate bonds and United States government securities.

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

Pension costs were $4.3 million for 1996, $5 million for 1995, and $4.4 million for 1994, of which approximately $751,000, $761,000, and $693,000, respectively, were charged to construction. The components of periodic pension expense are shown below (in thousands of $):

                                                   1996       1995       1994
                                                 --------   --------   --------

Service cost-benefits earned during the period   $  4,989   $  4,361   $  4,813
Interest cost on projected benefit obligation .    16,697     14,328     13,057
Actual return on plan assets ..................   (31,931)   (45,608)      (489)
Amortization of transition asset ..............    (1,112)    (1,112)    (1,112)
Net amortization and deferral .................    15,669     33,008    (11,846)
                                                 --------   --------   --------
Net pension cost ..............................  $  4,312   $  4,977   $  4,423
                                                 ========   ========   ========

The funded status of the pension plans at December 31 is shown below (in thousands of $):

                                                            1996        1995
                                                          ---------   ---------
Actuarial present value of accumulated plan benefits:
  Vested ...............................................  $ 178,534   $ 166,525
  Non-Vested ...........................................     19,913       8,577
                                                          ---------   ---------

  Accumulated benefit obligation .......................    198,447     175,102
  Effect of projected future compensation ..............     30,902      31,764
                                                          ---------   ---------

  Projected benefit obligation .........................    229,349     206,866
  Plan assets at fair value ............................    238,026     207,470
                                                          ---------   ---------

  Plan assets in excess of projected
    benefit obligation .................................      8,677         604
  Unrecognized net transition asset ....................    (10,300)    (11,412)
  Unrecognized prior service cost ......................     44,142      28,938
  Unrecognized net gain ................................    (65,891)    (43,652)
                                                          ---------   ---------

Accrued pension liability ..............................  $ (23,372)  $ (25,522)
                                                          =========   =========

The assumptions used in determining the actuarial valuations are as follows:

                                                          1996            1995
                                                         -------         -------

Assumed discount rate to determine
  projected benefit obligation ..................         7.75%            7.5%
Assumed long-term rate of return
  on plan assets ................................          8.5%            8.5%
Assumed annual rate of increase in
  future compensation levels ....................    2% - 4.25%       3.5% - 4%

POST-RETIREMENT BENEFITS. The Company provides certain health care and life insurance benefits for eligible retired employees. Post-retirement health care benefits are subject to a maximum amount payable by the Company. The Company accrues for the expected cost of post-retirement benefits other than pensions during the employee's years of service with the Company. The discounted present value of the post-retirement benefit obligation at the date of adoption is being amortized over 20 years.

Post-retirement benefit costs are shown below (in thousands of $):

                                                     1996       1995       1994
                                                    ------     ------     ------
Service cost ..................................     $  773     $  595     $  621
Interest cost .................................      2,976      2,706      2,386
Amortization of transition obligation .........      1,337      1,337      1,337
Amortization of prior service cost ............        328       --         --
                                                    ------     ------     ------

Post-retirement benefit cost ..................     $5,414     $4,638     $4,344
                                                    ======     ======     ======

The accumulated post-retirement benefit obligation at December 31, is shown below (in thousands of $):

                                                            1996         1995
                                                          --------     --------
Retirees .............................................    $(18,568)    $(19,965)
Fully eligible active employees ......................      (4,808)      (2,768)
Other active employees ...............................     (16,575)     (15,082)
                                                          --------     --------

Accumulated post-retirement benefit obligation .......     (39,951)     (37,815)
Plan assets at fair value ............................       2,284         --
Unrecognized prior service cost ......................       3,738         --
Unrecognized transition obligation ...................      21,390       22,727
Unrecognized net loss ................................         493        3,480
                                                          --------     --------

Accrued post-retirement benefit liability ............    $(12,046)    $(11,608)
                                                          ========     ========

The accumulated post-retirement benefit obligation was determined using an assumed discount rate of 7.75% for 1996 and 7.5% for 1995. Assumed compensation increases for projected life insurance benefits for affected groups was 4% for 1996 and 1995. An assumed health care cost trend rate of 10% was assumed for 1996, gradually decreasing to 5% in eight years and thereafter.

A 1% increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation by approximately $2 million and the annual service and interest cost by approximately $200,000. In 1996, the Company began funding certain liabilities for post-retirement benefits through a tax-deductible funding vehicle. The plan assets are being held in two voluntary employee benefit association (VEBA) trusts and are invested primarily in short-term United States government securities.

THRIFT SAVINGS PLAN. The Company has a Thrift Savings Plan under Section 401(k) of the Internal Revenue Code. The plan covers all regular full-time employees with one year or more of service at the Company. Under the plan, eligible employees may defer and contribute to the plan a portion of current compensation in order to provide future retirement benefits. The Company makes contributions to the plan by matching a portion of employee contributions. These costs were approximately $1.8 million for 1996 and 1995, and $1.7 million for 1994.

NOTE 8 - INCOME TAXES

Components of income tax expense are shown in the table below
(in thousands of $):

                                                   1996       1995       1994
                                                 --------   --------   --------
Included in Operating Expenses:
  Current  - Federal ...........................  $ 33,823   $ 36,379   $ 35,552
           - State ..............................     7,685      9,138     9,003
  Deferred - Federal-net ......................    19,161      4,021       (969)
           - State-net ..........................     6,587      2,728      955
  Deferred investment tax credit ..............       409       --         --
  Amortization of investment tax credit .......    (4,406)    (4,742)    (4,619)
                                                 --------   --------   --------

        Total .................................  $ 63,259   $ 47,524   $ 39,922
                                                 --------   --------   --------

Included in Other Income and (Deductions):
  Current  - Federal ..........................  $    196   $   (555)  $ (4,626)
           - State ............................       (96)      (343)    (1,277)
  Deferred - Federal-net ......................       246        240         19
           - State-net ........................        61         60          1
                                                 --------   --------   --------

        Total .................................  $    407   $   (598)  $ (5,883)
                                                 --------   --------   --------

Total Income Tax Expense ......................  $ 63,666   $ 46,926   $ 34,039
                                                 ========   ========   ========

Net deferred tax liabilities resulting from book-tax temporary differences are shown below (in thousands of $):

                                                               1996       1995
                                                             --------   --------
Deferred Tax Liabilities:
  Depreciation and other plant-related items .............   $314,692   $297,929
  Other liabilities ......................................     14,864      7,714
                                                             --------   --------
                                                              329,556    305,643
                                                             --------   --------
Deferred Tax Assets:
  Investment tax credit ..................................     32,305     33,919
  Income taxes due to customers ..........................     31,195     32,363
  Pension overfunding ....................................      7,860      9,075
  Accrued expenses not currently deductible and other ....     16,515     25,470
                                                             --------   --------
                                                               87,875    100,827
                                                             --------   --------

    Net Deferred Income Tax Liability ....................   $241,681   $204,816
                                                             ========   ========

A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective income tax rate follows:

                                                   1996       1995       1994
                                                  ------     ------     ------
Statutory federal income tax rate .............     35.0%      35.0%      35.0%
State income taxes net of federal benefit .....      5.4        5.8        5.9
Amortization of investment tax credit .........     (2.6)      (3.6)      (5.1)
Other differences-net .........................      (.7)      (1.1)       (.5)
                                                  ------     ------     ------

Effective Income Tax Rate .....................     37.1%      36.1%      35.3%
                                                  ======     ======     ======

NOTE 9 - OTHER INCOME AND DEDUCTIONS

Other income and deductions consisted of the following at December 31 (in thousands of $):

                                                   1996        1995        1994
                                                -------     -------     -------

Interest and dividend income ...............    $ 4,096     $ 5,732     $ 4,568
(Losses) gains on fixed asset disposal .....        (36)      1,090       1,427
Donations ..................................       (150)       (144)     (1,015)
Income taxes and other .....................     (2,990)     (2,902)     (2,529)
                                                -------     -------     -------

Total other income and deductions ..........    $   920     $ 3,776     $ 2,451
                                                =======     =======     =======

NOTE 10 - PREFERRED STOCK

In December 1995, the Company redeemed the 858,128 outstanding shares of its 7.45% Cumulative Preferred Stock with a par value of $25 per share at a redemption price of $25.75 per share.

NOTE 11 - FIRST MORTGAGE BONDS AND POLLUTION CONTROL BONDS

Annual requirements for the sinking funds of the Company's First Mortgage Bonds (other than the First Mortgage Bonds issued in connection with the Pollution Control Bonds) are the amounts necessary to redeem 1% of the highest principal amount of each series of bonds at any time outstanding. Property additions (166 2/3% of principal amounts of bonds otherwise required to be so redeemed) have been applied in lieu of cash. It is the intent of the Company to apply property additions to meet 1997 sinking fund requirements of the First Mortgage Bonds.

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

In October 1996, the Company issued $22.5 million of Jefferson County, Kentucky, and $27.5 million of Trimble County, Kentucky, Pollution Control Bonds, Flexible Rate Series, due September 1, 2026. Interest rates for these bonds were 3.60% and 3.57%, respectively, as of December 31, 1996. In December 1996, the proceeds from the bonds were used to redeem the outstanding 7.25% Series of Jefferson County and Trimble County Pollution Control Bonds due December 1, 2016.

On June 1, 1996, the Company's First Mortgage Bonds, 5.625% Series of $16 million matured and were retired by the Company.

In April 1995, the Company issued $40 million of Jefferson County, Kentucky, Pollution Control Bonds, 5.90% Series, due April 15, 2023. The proceeds of the bonds were used to redeem the outstanding 9.25% Series of Pollution Control Bonds due July 1, 2015.

The Company's First Mortgage Bonds, 6.75% Series of $20 million is scheduled to mature in 1998. There are no scheduled maturities of Pollution Control Bonds for the five years subsequent to December 31, 1996. The Company has no cash sinking fund requirements.

NOTE 12 - NOTES PAYABLE

The Company had no notes payable at December 31, 1996, and 1995.

At December 31, 1996, the Company had unused lines of credit of $200 million, for which it pays commitment fees. The credit lines are scheduled to expire during the year 2001. Management expects to renegotiate these lines when they expire.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

CONSTRUCTION PROGRAM. The Company had commitments in connection with its construction program aggregating approximately $7 million at December 31, 1996. Construction expenditures for the years 1997 and 1998 are estimated to total approximately $250 million.

OPERATING LEASE. The Company has an operating lease for its corporate office building that is scheduled to expire in June 2005. The Company's total expense in connection with this lease for 1996, 1995, and 1994, less amounts contributed by the parent company, was $1.9 million, $2 million, and $2.2 million, respectively. The future minimum annual lease payments under the lease agreement for years subsequent to December 31, 1996, are as follows (in thousands of $):


1997 ...................................................       $ 2,850
1998 ...................................................         2,850
1999 ...................................................         2,850
2000 ...................................................         3,178
2001 ...................................................         3,507
Thereafter .............................................        12,275
                                                               -------
  Total ................................................       $27,510
                                                               =======

ENVIRONMENTAL. With the passage of the Clean Air Act Amendments of 1990 (the
Act), the Company already complied with the stringent sulfur dioxide emission limits required by the year 2000 as it had previously installed scrubbers on all of its coal-fired generating units. Since then, as part of its ongoing construction program, the Company has spent $29 million through 1996 for remedial measures necessary to meet the Act's requirements for nitrogen oxides. The overall financial impact of the Act on the Company has been minimal. However, the Company is closely monitoring a number of significant regulatory developments. In November 1996, the United States Environmental Protection Agency (USEPA) announced its proposal to revise the

National Ambient Air Quality Standards for ozone and particulate matter. In November 1996, USEPA also announced its intent to direct certain states to address long range ozone transport from Midwest emission sources which allegedly contribute to ozone problems in the Northeast. While management is unable to predict the outcome or exact impact of these ongoing regulatory proceedings, the Company continues to be well-positioned in the market to be a "clean" power provider without the large capital expenditures that are expected to be incurred by many other utilities.

In recent years, the Company has undertaken extensive modifications at its Mill Creek plant aimed at controlling certain particulate emissions which allegedly damaged metal surfaces on adjacent properties. The Air Pollution Control District of Jefferson County (APCD) and the Company are reviewing the results of a field sampling program to demonstrate the effectiveness of the plant modifications. In an effort to resolve the associated property damage claims, the Company also established a claims resolution process which resulted in property damage settlements with adjacent residents at an aggregate cost of approximately $15 million.

In August 1993, 34 persons filed a complaint in Jefferson Circuit Court against the Company seeking certification of a class consisting of certain persons in the vicinity of the Mill Creek plant who have allegedly suffered personal injury or property damage as a result of emissions from the plant. The court denied the Plaintiffs' initial motion for class certification, but allowed the Plaintiffs to bring a total of 537 individual claimants into the litigation. As part of its ongoing claims resolution process, as described above, the Company subsequently settled the claims of approximately half of the individual claimants. In December 1996, the court granted Plaintiff counsel's motion to withdraw from representation of all remaining claimants who have not settled with the Company. If those parties fail to obtain alternate counsel or otherwise pursue the litigation, their claims will be subject to dismissal. The Company intends to vigorously defend itself against any claims which remain. In management's opinion, resolution of any remaining claims should not have a material adverse impact on the financial position or results of operations of the Company.

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

The APCD is reviewing potential reductions in emissions of ozone precursors necessary to bring Jefferson County, Kentucky into compliance with the National Ambient Air Quality Standards for ozone. As described above, the Company has installed controls which result in substantial reductions in nitrogen oxide
(NOX) emissions from its plants. In March 1994, the APCD adopted a regulation requiring a 15% reduction in volatile organic compound (VOC) emissions from industrial sources, including the Company's Cane Run and Mill Creek plants. Because there are currently no demonstrated technologies for control of VOC emissions from coal-fired boilers, the regulation raised the prospect of potential limits on generation at those two plants. After extensive negotiation with affected parties, in December 1996, the APCD amended its regulation to delete the requirement for VOC reductions from the Company's plants. The APCD also determined that no additional reductions in either industrial VOC or NOX emissions are warranted at this time, but reserved the right to impose additional reductions if necessary in the future.

The Company owns or formerly owned three primary sites where manufactured gas plant operations were conducted. Remedial investigations performed at these sites have identified coal tar and other contaminants typical of manufactured gas plant operations. In December 1996, the Company conveyed one of the sites to a new owner for a nominal sum in return for the new owner assuming certain environmental liabilities and cleanup obligations. The Company does not expect to incur any further remedial investigation or cleanup costs at this site. The Company is awaiting regulatory determinations from the Kentucky Natural Resources and Environmental Protection Cabinet on the level of remediation required at both other sites. Until such regulatory determinations are made, the Company is unable to precisely determine the liability for cleanup costs. However, based on the results of studies at the sites, management currently estimates total cleanup costs will fall within a range of $3 million to $8 million and has recorded an accrual of approximately $3 million in the accompanying financial statements.

The Company, along with a number of other companies, has been identified as a potentially responsible party (PRP) allegedly liable for cleanup under the Comprehensive Environmental Response Compensation and Liability Act, as amended, at four off-site waste treatment or disposal sites. Under the law, each PRP potentially could be held jointly and severally liable for the cost of cleanup, but would have the right to seek contribution from other PRPs. The sites targeted for cleanup in which the Company has been identified as a PRP include the Smith's Farm site located in Bullitt County, Kentucky, the Sonora and Carlie Middleton Burn sites located in Hardin County, Kentucky, and the M.T. Richards site located in Crossville, Illinois. With respect to the Smith's Farm site, USEPA has identified the Company as a de minimis PRP and is currently pursuing other parties for the vast majority of the $44 million in cleanup costs as estimated by USEPA. The Company is participating in settlement discussions in an effort to resolve any alleged liability which it may have. With respect to the Sonora site and Carlie Middleton Burn site, the Company is involved in litigation with USEPA and approximately 50 companies in an effort to resolve liability for approximately $2.5 million in cleanup costs incurred by USEPA. With respect to the M.T. Richards site, the Company has been identified as a de minimis party and has reached a tentative settlement for $7,500, subject to approval by the government and entry by the court. While it is not possible at this time to predict the exact outcome or precise impact of these matters, management believes that these matters should not have a material adverse impact on the financial position or results of operations of the Company.

NOTE 14 - TRIMBLE COUNTY GENERATING PLANT

Trimble County Unit 1 (Trimble County), a 495-megawatt coal-fired electric generating unit placed into service in December 1990, has been the subject of numerous legal and regulatory proceedings to determine the appropriate ratemaking treatment to implement the Kentucky Public Service Commission's 1988 decision that the Company should not be allowed to recover 25% of the cost of Trimble County from ratepayers.

On December 1, 1995, the Company and other parties filed with the Commission a unanimous settlement agreement that was approved by the Commission on December 8, 1995. Under the agreement, which resolves all outstanding issues, the Company agreed to refund approximately $22 million to current electric customers, most of which is being refunded by credits to customers' bills over the five years 1996 through 2000. In addition, the Company has agreed to pay $900,000 per year for five years beginning in 1996 to the Metro Human Needs Alliance, Inc., a not-for-profit Louisville-based corporation, for the sole purpose of funding low-income energy assistance programs in the service territory. The Company also agreed to revise the residential decoupling methodology approved by the Commission in 1994 in a manner that will reduce revenues collected from residential customers during 1996 and 1997 by a total of approximately $1.8 million. Finally, the parties agreed to dismiss all appeals currently pending in state courts regarding the Commission's orders in the Company's last general rate case.

NOTE 15 - JOINTLY OWNED ELECTRIC UTILITY PLANT

The Company owns a 75% undivided interest in Trimble County Unit 1. Accounting for the 75% portion of the Unit, which the Commission has allowed to be reflected in customer rates, is similar to the Company's accounting for other wholly-owned utility plants.

Of the remaining 25% of the Unit, Illinois Municipal Electric Agency (IMEA) owns a 12.12% undivided interest in the Unit, and Indiana Municipal Power Agency
(IMPA) owns a 12.88% undivided interest. Each is responsible for their proportionate ownership share of operation and maintenance expenses and incremental assets, and for fuel used.

The following data represent shares of the jointly owned property:

                                         Trimble County
                             --------------------------------------
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

                                              1996        1995           1994
                                           ----------  ----------     ----------
                                                    (Thousands of $)
Operating Information
  Operating Revenues
   Electric .............................  $  606,696  $  542,337(a)  $  558,946
   Gas ..................................     214,419     181,126        200,129
                                           ----------  ----------     ----------
     Total ..............................  $  821,115  $  723,463     $  759,075
                                           ==========  ==========     ==========

  Pre-tax Operating Income
   Electric .............................  $  192,129  $  152,199     $  139,594
   Gas ..................................      18,393      16,651         11,368
                                           ----------  ----------     ----------
     Total ..............................  $  210,522  $  168,850     $  150,962
                                           ==========  ==========     ==========

Other Information
  Depreciation and Amortization
   Electric .............................  $   76,929  $   74,437     $   71,882
   Gas ..................................      12,073      11,322         10,637
                                           ----------  ----------     ----------
     Total ..............................  $   89,002  $   85,759     $   82,519
                                           ==========  ==========     ==========

  Construction Expenditures (b)
   Electric .............................  $   79,541  $   66,661     $   71,592
   Gas ..................................      28,338      26,762         23,806
                                           ----------  ----------     ----------
     Total ..............................  $  107,879  $   93,423     $   95,398
                                           ==========  ==========     ==========

Investment Information-December 31
  Identifiable Assets
   Electric .............................  $1,505,508  $1,501,568     $1,514,287
   Gas ..................................     300,550     268,840        252,946
                                           ----------  ----------     ----------
     Total ..............................   1,806,058   1,770,408      1,767,233
  Other Assets (c) ......................     200,654     209,082        199,357
                                           ----------  ----------     ----------
     Total Assets .......................  $2,006,712  $1,979,490     $1,966,590
                                           ==========  ==========     ==========

(a)  Net of Refund - Trimble County Settlement of $28.3 million.
(b)  Excluding cost of removal and salvage.
(c) Includes cash and temporary cash investments, marketable securities, accounts receivable, unamortized debt expense, and other property and investments.

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

Management has established and maintains a system of internal controls that provide reasonable assurance that transactions are completed in accordance with management's authorization, that assets are safeguarded and that financial statements are prepared in conformity with generally accepted accounting principles. Management believes that an adequate system of internal controls is maintained through the selection and training of personnel, appropriate division of responsibility, establishment and communication of policies and procedures and by regular reviews of internal accounting controls by the Company's internal auditors. Management reviews and modifies its system of internal controls in light of changes in conditions and operations, as well as in response to recommendations from the internal auditors. These recommendations for the year ended December 31, 1996, did not identify any material weaknesses in the design and operation of the Company's internal control structure.

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

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Louisville Gas and Electric Company:

We have audited the accompanying balance sheets and statements of capitalization of Louisville Gas and Electric Company (a Kentucky corporation and a wholly owned subsidiary of LG&E Energy Corp.) as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisville Gas and Electric Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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



Louisville, Kentucky                                        Arthur Andersen LLP
January 29, 1997                                  -----------------------------
                                                            Arthur Andersen LLP


                           ---------------------------

                  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
                                (Thousands of $)

Selected financial data for the four quarters of 1996 and 1995 are shown below. Because of seasonal fluctuations in temperature and other factors, results for quarters may fluctuate throughout the year.

                                                  Quarters Ended
                                    -------------------------------------------
                                      March      June     September  December
                                      -----      ----     ---------  --------
1996
Operating Revenues ..............   $226,744   $181,107   $203,818   $209,446
Net Operating Income ............     33,950     32,736     51,681     28,896
Net Income ......................     23,552     22,908     42,466     19,015
Net Income Available for
  Common Stock ..................     22,396     21,772     41,320     17,885


1995
Operating Revenues ..............   $199,517   $167,821   $196,351   $159,774(a)
Net Operating Income ............     32,409     30,015     47,774     11,128
Net Income ......................     21,839     21,085     38,346      1,914
Net Income Available for
  Common Stock ..................     20,222     19,458     36,780        413

(a)  Net of Refund - Trimble County Settlement of $28.3 million.

                            -------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEMS 10, 11, 12, and 13 are omitted pursuant to General Instruction G, inasmuch as the Company filed copies of a definitive proxy statement with the Commission on March 26, 1997, pursuant to Regulation 14A under the Securities Exchange Act of 1934. Such proxy statement is incorporated herein by this reference. In accordance with General Instruction G of Form 10-K, the information required by
Item 10 relating to executive officers has been included in Part I of this Form 10-K. The Louisville Gas and Electric Company (LG&E) is a subsidiary of LG&E Energy Corp. At December 31, 1996, LG&E Energy Corp. controlled 100% of the common stock of LG&E. There are situations where LG&E Energy Corp. interacts with its affiliated companies through the use of shared facilities, common employees, and other business relationships. In these situations, LG&E receives payment in accordance with regulatory requirements for the services provided to affiliated companies.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements (included in Item 8):
             Statements of Income for the three years ended December 31, 1996
              (page 24).
             Statements of Retained Earnings for the three years
              ended December 31, 1996 (page 24).
             Statements of Cash Flows for the three years ended December 31,
              1996 (page 25).
             Balance Sheets - December 31, 1996, and 1995 (page 26). Statements of Capitalization - December 31, 1996, and
              1995 (page 27).
             Notes to Financial Statements (pages 28-42).
             Report of Management (page 43).
             Report of Independent Public Accountants (page 44).
             Selected Quarterly Financial Data for 1996 and 1995 (page 45).

         2. Financial Statement Schedule (included in Part IV):
             Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1996 (page 62).

All other schedules have been omitted as not applicable or not required or because the information required to be shown is included in the Financial Statements or the accompanying Notes to Financial Statements.

3. Exhibits:

   Exhibit
      No.                          Description
   -------                         -----------

      3.01 Copy of Restated Articles of Incorporation, dated November 6, 1996. [Filed as Exhibit 3.06 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated by reference herein]

      3.02  Copy of Bylaws, as amended through December 15, 1995. [Filed as
            Exhibit 3.06 to the Company's Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

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

       10.02 Copy of Modification No. 1 dated July 23, 1953, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 4.03(b) to Registration Statement 2-24920 and incorporated by reference herein]

       10.03 Copy of Modification No. 2 dated March 15, 1964, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 5.02(c) to Registration Statement 2-61607 and incorporated by reference herein]

       10.04 Copy of Modification No. 3 and No. 4 dated May 12, 1966 and January 7, 1967, respectively, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibits 4(a)(13) and 4(a)(14) to Registration Statement 2-26063 and incorporated by reference herein]

       10.05 Copy of Modification No. 5 dated August 15, 1967, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 13(c) to Registration Statement 2-27316 and incorporated by reference herein]

       10.06 Copies of (i) Inter-Company Power Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Sponsoring Companies (which Agreement includes as Exhibit A the Power Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Indiana-Kentucky Electric Corporation); (ii) First Supplementary Transmission Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Sponsoring Companies; (iii) Inter-Company Bond Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Sponsoring Companies; (iv) Inter-Company Bank Credit Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as Exhibit 5.02(f) to Registration Statement 2-61607 and incorporated by reference herein]

       10.07 Copy of Modification No. 1 and No. 2 dated June 3, 1966 and January 7, 1967, respectively, to Inter-Company Power Agreement dated July 10, 1953. [Filed as Exhibits 4(a)(8) and 4(a)(10) to Registration Statement 2-26063 and incorporated by reference herein]

       10.08 Copies of Amendments to Agreements (iii) and (iv) referred to under 10.06 above as follows: (i) Amendment to Inter-Company Bond Agreement and (ii) Amendment to Inter-Company Bank Credit Agreement. [Filed as Exhibit 5.02(h) to Registration Statement 2-61607 and incorporated by reference herein]

       10.09 Copy of Modification No. 1, dated August 20, 1958, to the First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 5.02(i) to Registration Statement 2-61607 and incorporated by reference herein]

       10.10 Copy of Modification No. 2, dated April 1, 1965, to the First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 5.02(j) to Registration Statement 2-6l607 and incorporated by reference herein]

       10.11 Copy of Modification No. 3, dated January 20, 1967, to the First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 4(a)(7) to Registration Statement 2-26063 and incorporated by reference herein]

       10.12 Copy of Modification No. 6, dated November 15, 1967, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 4(g) to Registration Statement 2-28524 and incorporated by reference herein]

       10.13 Copy of Modification No. 3, dated November 15, 1967, to the Inter-Company Power Agreement dated July 10, 1953. [Filed as
              Exhibit 4.02(m) to Registration Statement 2-37368 and incorporated by reference herein]

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

       10.16 Copy of Modification No. 4, dated April 30, 1976, to the First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 5.02(p) to Registration Statement 2-6l607 and incorporated by reference herein]

       10.17 Copy of Modification No. 8, dated June 23, 1977, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 5.02(q) to Registration Statement 2-61607 and incorporated by reference herein]

       10.18 Copy of Modification No. 9, dated July 1, 1978, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 5.02(r) to Registration Statement 2-63149 and incorporated by reference herein]

       10.19 Copy of Modification No. 10, dated August 1, 1979, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1979, and incorporated by reference herein]

       10.20 Copy of Modification No. 11, dated September 1, 1979, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1979, and incorporated by reference herein]

       10.21 Copy of Modification No. 5, dated September 1, 1979, to the Inter-Company Power Agreement dated July 5, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as
              Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1979, and incorporated by reference herein]

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

       10.33 Copy of Modification No. 15, dated February 15, 1993, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

       10.34 Copy of Firm No-Notice Transportation Agreement effective November 1, 1993, between Texas Gas Transmission Corporation and the Company (expires October 31, 2001) covering the transmission of natural gas. [Filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

              Copy of Firm No-Notice Transportation Agreement effective November 1, 1993, between Texas Gas Transmission Corporation and the Company (expires October 31, 2000) covering the transmission of natural gas. [Filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

              Copy of Firm No-Notice Transportation Agreement effective November 1, 1993, between Texas Gas Transmission Corporation and the Company (expires October 31, 1998) covering the transmission of natural gas. [Filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

       10.35 Copy of Employment Contract between LG&E Energy Corp. and Roger W. Hale effective January 1, 1997. [Filed as Exhibit 10.70 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein]

       10.36 Copy of LG&E Energy Corp. Stock Option Plan for Non-Employee Directors. [Filed as Exhibit 10.51 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

       10.37 Copy of Modification No. 8 dated January 19, 1994, to Intercompany Power Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

       10.38 Copy of Amendment dated March 1, 1995, to Firm No-Notice Transportation Agreements dated November 1, 1993 (2-Year, 5-Year and 8-Year), between Texas Gas Transmission Corporation and LG&E covering the transmission of natural gas. [Filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

       10.39 Copy of Modification No. 9, dated August 17, 1995, to the Inter-Company Power Agreement dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies.

       10.40 Copy of Firm Transportation Agreement, dated March 1, 1995, between Texas Gas Transmission Corporation and the Company (expires October 31, 1998) covering the transportation of natural gas. [Filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

              Copy of Firm Transportation Agreement, dated March 1, 1995, between Texas Gas Transmission Corporation and the Company (expires October 31, 2001) covering the transportation of natural gas. [Filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

       10.41 Copy of Firm Transportation Agreement, dated March 1, 1995, between Texas Gas Transmission Corporation and the Company (expires October 31, 2000) covering the transportation of natural gas.

       10.42 Copy of Firm Transportation Agreement, dated November 1, 1996, between Tennessee Gas Pipeline Company and the Company (expires October 31, 2001) covering the transportation of natural gas.

       10.43 Copy of Coal Supply Agreement, dated January 1, 1996, between Lafayette Coal Company, Black Beauty Coal Company and the Company covering the purchase of coal. [Filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

       10.44  Copy of Coal Supply Agreement, dated December 15, 1995, between W.
              B. Coal Company, Inc., Windsor Coal Company and the Company covering the purchase of coal. [Filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

       10.45 Copy of Coal Supply Agreement dated January 1, 1996, between Peabody Coalsales Company and the Company covering the purchase of coal. [Filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

       10.46 Copy of Coal Supply Agreement dated June 1, 1996, between Kindill Mining, Inc. and the Company covering the purchase of coal.

       10.47 Copy of Amendment dated October 31, 1996, to the Coal Supply Agreement dated June 1, 1996, between Kindill Mining, Inc. and the Company covering the purchase of coal.

       10.48 Copy of Amended and Restated Omnibus Long-Term Incentive Plan effective January 1, 1996, covering officers and key employees of the Company. [Filed as Exhibit 10.52 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

       10.49 Copy of Short-Term Incentive Plan effective January 1, 1996, covering officers and key employees of the Company. [Filed as
              Exhibit 10.53 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

       10.50 Copy of form of first amendment to change in control agreement for officers of the Company and key employees. [Filed as Exhibit 10.54 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

       10.51 Copy of Amendment to the Non-Qualified Savings Plan, effective January 1, 1992. [Filed as Exhibit 10.55 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

       10.52 Copy of Amendment to the Non-Qualified Savings Plan, effective January 1, 1995. [Filed as Exhibit 10.56 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

       10.53 Copy of Amendment to the Non-Qualified Savings Plan, effective January 1, 1995. [Filed as Exhibit 10.57 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

       10.54 Copy of Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1992. [Filed as Exhibit 10.58 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

       10.55 Copy of Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1993. [Filed as Exhibit 10.59 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

       10.56 Copy of Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1995. [Filed as Exhibit 10.60 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

       10.57 Copy of Amendment to the Supplemental Executive Retirement Plan, effective May 1, 1995. [Filed as Exhibit 10.61 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

       10.58 Copy of Credit Agreement, dated December 18, 1995, by and among the Company the Banks party thereto, PNC Bank, Kentucky, Inc. as Agent and Bank of Montreal as Co-Agent. [Filed as Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996, and incorporated by reference herein]

       10.59 Copy of Amendment No. 1, dated as of November 5, 1996, to the Credit Agreement dated December 18, 1995, by and among the Company, the Banks party thereto, and PNC Bank, Kentucky, Inc. as agent for the banks.

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

             LG&E Energy Corp. Deferred Stock Compensation Plan effective January 1, 1992, covering non-employee directors of LG&E Energy Corp. and its subsidiaries. [Filed as Exhibit 10.34 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated by reference herein]

             Form of change in control agreement for officers of Louisville Gas and Electric Company. [Filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

             Supplemental Executive Retirement Plan for R. W. Hale, effective June 1, 1989. [Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

             Nonqualified Savings Plan covering officers of the Company effective January 1, 1992. [Filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

             Employment Contract between LG&E Energy Corp. and Roger W. Hale effective November 3, 1993. [Filed as Exhibit 10.50 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

             Employment Contract between LG&E Energy Corp. and Roger W.
             Hale effective January 1, 1997. [Filed as Exhibit 10.70 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein]

             LG&E Energy Corp. Stock Option Plan for Non-Employee
             Directors. [Filed as Exhibit 10.51 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

             Amended and Restated Omnibus Long-Term Incentive Plan effective January 1, 1996, covering officers and key employees of the Company. [Filed as Exhibit 10.52 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

             Short-Term Incentive Plan effective January 1, 1996, covering officers and key employees of the Company. [Filed as Exhibit 10.53 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

             Form of first amendment to change in control agreement for officers of the Company and key employees. [Filed as Exhibit 10.54 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

             Amendment to the Non-Qualified Savings Plan, effective January 1, 1992. [Filed as Exhibit 10.55 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

             Amendment to the Non-Qualified Savings Plan, effective January 1, 1995. [Filed as Exhibit 10.56 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

             Amendment to the Non-Qualified Savings Plan, effective January 1, 1995. [Filed as Exhibit 10.57 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

             Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1992. [Filed as Exhibit 10.58 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

             Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1993. [Filed as Exhibit 10.59 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

             Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1995. [Filed as Exhibit 10.60 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

             Amendment to the Supplemental Executive Retirement Plan, effective May 1, 1995. [Filed as Exhibit 10.61 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

             Non-Officer Senior Management Pension Restoration Plan, effective May 1, 1996 [Filed as Exhibit 10.69 to LG&E Energy Corp.'s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein]

(c) Reports on Form 8-K:

             None.

                                                                     SCHEDULE II

                       LOUISVILLE GAS AND ELECTRIC COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                (Thousands of $)

                                                                Reserves Deducted from
                                                                Assets in Balance Sheet
                                                              -----------------------------
                                                                 Other          Accounts
                                                               Property        Receivable
                                                                  and        (Uncollectible
                                                              Investments       Accounts)
                                                              -----------       ---------

Balance January 1, 1994 ......................................   $   63           $1,474

  Additions:
   Charged to costs and expenses .............................                     3,100
  Deductions:
   Net charges of nature for which reserves were created .....                     3,371
                                                                 ------           ------

Balance December 31, 1994 ....................................       63            1,203

  Additions:
   Charged to costs and expenses .............................                     3,200
  Deductions:
   Net charges of nature for which reserves were created .....                     3,043
                                                                 ------           ------

Balance December 31, 1995 ....................................   $   63           $1,360

  Additions:
   Charged to costs and expenses .............................                     2,600
  Deductions:
   Net charges of nature for which reserves were created .....                     2,490
                                                                 ------           ------

Balance December 31, 1996 ....................................   $   63           $1,470
                                                                 ======           ======

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       LOUISVILLE GAS AND ELECTRIC COMPANY
                                                            Registrant

March 25, 1997                  By        /s/ M. L. FOWLER
--------------                      ----------------------------------------
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

     Signature                            Title                         Date
     ---------                            -----                         ----
ROGER W. HALE                   Chairman of the Board and
                                Chief Executive Officer
                                (Principal Executive Officer);

CHARLES A. MARKEL III           Treasurer
                                (Principal Financial Officer);

M. L. FOWLER                    Vice President and Controller
                                (Principal Accounting Officer);

WILLIAM C. BALLARD, JR.         Director;

RONALD L. BITTNER               Director;

OWSLEY BROWN II                 Director;

S. GORDON DABNEY                Director;

GENE P. GARDNER                 Director;

J. DAVID GRISSOM                Director;

DAVID B. LEWIS                  Director;

ANNE H. MCNAMARA                Director;

T. BALLARD MORTON, JR.          Director; and

DR. DONALD C. SWAIN             Director.


By   /s/ M. L. FOWLER
     -------------------------------                              March 25, 1997
     M. L. FOWLER (Attorney-In-Fact)