Form 10-Q
period 1997-03-31
LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1997-05-14
CIK 60549

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549


                               FORM 10-Q


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended March 31, 1997


                                   or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 21,294,223 shares, without par value, as of April 30, 1997, all of which were held by LG&E Energy Corp.

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

                                                  Quarter Ended
                                                     March 31,
                                               1997            1996

OPERATING REVENUES:
 Electric (Note 2)                           $128,661        $135,688
 Gas                                           96,738          91,056
  Total operating revenues                    225,399         226,744

OPERATING EXPENSES:
 Fuel for electric generation                  31,012          35,914
 Power purchased                                4,007           3,102
 Gas supply expenses                           67,825          58,232
 Other operation expenses                      36,868          39,728
 Maintenance                                   11,722          14,167
 Depreciation and amortization                 22,952          22,250
 Federal and state income
  taxes                                        13,277          14,577
 Property and other taxes                       4,841           4,824
  Total operating expenses                    192,504         192,794

NET OPERATING INCOME                           32,895          33,950

Other income and
 (deductions) (Note 3)                            886             122
Interest charges                                9,814          10,520

NET INCOME                                     23,967          23,552

Preferred Stock Dividends                       1,127           1,156

NET INCOME AVAILABLE FOR
 COMMON STOCK                                $ 22,840        $ 22,396

                  Louisville Gas and Electric Company
                             Balance Sheets
                            (Thousands of $)

                                 ASSETS

                                                  Mar. 31,     Dec. 31,
                                                    1997         1996

UTILITY PLANT:
 At original cost                               $2,699,988   $2,685,209
 Less:  reserve for depreciation                 1,019,075      999,987
  Net utility plant                              1,680,913    1,685,222

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                        1,635        1,028

CURRENT ASSETS:
 Cash and temporary cash investments                62,713       56,792
 Marketable securities                              12,682        3,595
 Accounts receivable - less reserve                110,058      115,144
 Materials and supplies - at average cost:
  Fuel (predominantly coal)                          9,274       14,576
  Gas stored underground                            13,314       35,510
  Other                                             32,090       32,426
 Prepayments                                         1,833        2,480
  Total current assets                             241,964      260,523

DEFERRED DEBITS AND OTHER ASSETS:
 Unamortized debt expense                            6,984        6,933
 Regulatory assets                                  26,725       27,729
 Other                                              29,535       25,277
  Total deferred debits and other assets            63,244       59,939
   Total assets                                 $1,987,756   $2,006,712

                  Louisville Gas and Electric Company
                         Balance Sheets (cont.)
                            (Thousands of $)

                        CAPITAL AND LIABILITIES

                                                 Mar. 31,     Dec. 31,
                                                   1997         1996

CAPITALIZATION:
 Common stock, without par value -
  Outstanding 21,294,223 shares               $  425,170   $  425,170
 Retained earnings                               232,062      209,222
 Other                                              (935)        (635)
  Total common equity                            656,297      633,757
 Cumulative preferred stock                       95,328       95,328
 Long-term debt                                  646,800      646,835
  Total capitalization                         1,398,425    1,375,920

CURRENT LIABILITIES:
 Accounts payable                                 57,501       97,478
 Trimble County Settlement                        15,799       17,511
 Dividends declared                                1,127       20,131
 Accrued taxes                                    25,685       11,982
 Accrued interest                                  8,493        9,994
 Other                                            14,591       13,128
  Total current liabilities                      123,196      170,224

DEFERRED CREDITS AND OTHER LIABILITIES:
 Accumulated deferred income
  taxes                                          242,670      241,681
 Investment tax credit, in
  process of amortization                         78,954       80,040
 Accumulated provision for pensions
  and related benefits                            42,530       42,554
 Regulatory liability                             76,444       77,287
 Other                                            25,537       19,006
  Total deferred credits and
   other liabilities                             466,135      460,568
   Total capital and liabilities              $1,987,756   $2,006,712

                  Louisville Gas and Electric Company
                        Statements of Cash Flows
                            (Thousands of $)

                                                     Quarter Ended
                                                        March 31,
                                                    1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                    $  23,967    $  23,552
 Items not requiring cash currently:
  Depreciation and amortization                   22,952       22,250
  Deferred income taxes - net                        253          815
  Investment tax credit - net                     (1,086)      (1,101)
  Other                                              931        1,030
 (Increases) decreases in net current assets:
  Accounts receivable                              5,086       (1,507)
  Materials and supplies                          27,834       29,211
  Trimble County Settlement                       (1,712)      (7,436)
  Accounts payable                               (39,977)     (12,267)
  Accrued taxes                                   13,703       14,690
  Accrued interest                                (1,501)        (217)
  Prepayments and other                            2,110        1,673
 Other                                             2,274      (19,160)
  Net cash provided by operating activities       54,834       51,533

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities                         (10,238)      (5,430)
 Proceeds from sales of securities                   740       19,279
 Construction expenditures                       (19,284)     (19,145)
  Net cash used for
   investing activities                          (28,782)      (5,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of dividends                            (20,131)     (19,672)
  Net cash used for financing activities        $(20,131)   $ (19,672)

                  Louisville Gas and Electric Company
                    Statements of Cash Flows (cont.)
                            (Thousands of $)

                                                     Quarter Ended
                                                        March 31
                                                    1997          1996

NET INCREASE IN CASH AND
 TEMPORARY CASH INVESTMENTS                     $  5,921      $ 26,565

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                              56,792        58,131

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                  $ 62,713      $ 84,696








SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid (refunded) during the period for:
   Income taxes                                  $   (52)    $   2,629
   Interest on borrowed money                     10,929        10,367

For the purposes of this statement, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                  Louisville Gas and Electric Company
                    Statements of Retained Earnings
                            (Thousands of $)


                                                     Quarter Ended
                                                       March 31,
                                                     1997         1996

Balance at beginning of period                    $209,222     $181,049
Net income                                          23,967       23,552
  Subtotal                                         233,189      204,601
Cash dividends declared
  on stock -
  5% cumulative preferred                              269          269
  Auction rate cumulative pref.                        491          520
  $5.875 cumulative preferred                          367          367
  Common                                                 -       18,500
  Total dividends declared                           1,127       19,656

Balance at end of period                          $232,062     $184,945

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

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1996.

2. In April 1995, in response to an application filed by the Company, the Commission approved, with modifications, an environmental cost recovery surcharge that increased electric revenues by $3.2 million in 1995, $2.4 million in 1996 and is expected to increase 1997 revenues an additional $1 million.

     An appeal of the Commission's April 1995 order by various intervenors in the proceeding is currently pending in the Franklin Circuit Court of Kentucky. The Company is contesting the legal challenges to the surcharge, but cannot predict the outcome of the appeal. The amount of refunds that may be ordered, if any, are not expected to have a material adverse effect on the Company's financial position or results of operations.

3. Other income and deductions consisted of the following for the quarter ended March 31 (in thousands of $):

                                          1997        1996

      Interest and dividend income       $1,841      $ 859
      Gains (losses) on fixed
        asset disposal                        8          2
      Donations                             (58)       (38)
      Income taxes and other               (905)      (701)
                                         $  886      $ 122

4. New Accounting Pronouncements. Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125). This new standard is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Adopting SFAS No. 125 had no impact on the Company's financial position or results of operations.

5.   The Company adopted the provisions of Statement of Position
     (SOP) 96-1, Environmental Remediation Liabilities, January 1, 1997. This statement provides authoritative guidance for recognition, measurement, and disclosure of environmental remediation liabilities in financial statements. Due to the Company's previous recognition of this type of liability, adoption did not have a material impact on the Company's financial position or results of operation.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, effective for annual periods ending after December 15, 1997. This statement, which establishes standards for computing and presenting earnings per share, will not have an effect on the Company because the common stock is held by the parent, LG&E Energy Corp.

6.   Reference is made to Part II herein - Item 1, Legal
     Proceedings, and Note 13 of the Notes to Financial Statements of the Company's Annual Report on Form 10-K for the year ended
     December 31, 1996.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition.

Some of the matters discussed in Part I or Part II of this Form 10-Q may contain forward looking statements that are subject to certain risks, uncertainties and assumptions. Such forward looking statements are intended to be identified in this document by the words "anticipate," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy industry; change in federal or state legislation; unusual weather; actions by state or federal regulatory agencies affecting rates; and the other factors described in Exhibit 99.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


                      Results of Operations

Because of seasonal fluctuations in temperature and other factors the results of one interim period are not necessarily indicative of results to be expected for the year.


           Quarter Ended March 31, 1997, Compared with
                      Quarter Ended March 31, 1996

Net income increased $.4 million (2%) for the quarter ended March 31, 1997, over the quarter ended March 31, 1996, primarily due to a decrease in operation and maintenance expenses of 10%, partially offset by lower electric and gas sales caused by the warmer weather.

A comparison of operating revenues for the quarter ended March 31, 1997, with the quarter ended March 31, 1996, reflects increases and decreases which have been segregated by the following principal causes:

                                             Increase or (Decrease)
                                                (Thousands of $)
                                            Electric        Gas
Cause                                       Revenues      Revenues

Sales to ultimate consumers:
  Fuel and gas supply adjustments          $  (792)     $ 20,672
  Demand side management/revenue
    decoupling                               1,404         1,568
  Environmental cost recovery
    surcharge                                  152             -
  Variation in sales volume, etc.           (3,111)      (17,160)

    Total                                   (2,347)        5,080

Sales for resale                            (6,037)            -
Gas transportation - net                         -           448
Other                                        1,357           154

    Total                                  $(7,027)     $  5,682

Fuel for electric generation and gas supply expenses comprise a large segment of the Company's total operating expenses. The Company's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in the Company's retail rates, subject to the approval of the Public Service Commission of Kentucky. While the price of coal purchased remained relatively stable, fuel for electric generation decreased $4.9 million (14%) for the quarter because of a decrease in generation. Gas supply expenses increased $9.6 million (16%) due to an increase in net gas supply cost ($22.6 million), partially offset by a decrease in the volume of gas delivered to the distribution system ($13.0 million).

Power purchased increased $.9 million (29%) due to increased purchases because of the availability of economically priced power and increased unplanned outages at the electric generating plants.

Other operation expenses decreased $2.9 million (7%) mainly as a result of improved cost containment efforts, particularly in administrative areas ($4.7 million), partially offset by increased costs to operate electric generating plants ($1.8 million).

Maintenance expenses decreased $2.4 million (17%) mainly because of a decrease in repairs at the electric generating plants and fewer repairs to the electric transmission and distribution system, partially offset by the financial effects of the March flood in the Company's service area.

Depreciation and amortization increased because of additional depreciable plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Other income increased $.7 million because of interest recorded as a result of a favorable tax settlement.

Interest charges decreased primarily because of a decrease in outstanding debt. The Company's First Mortgage Bonds, 5.625% Series of $16 million were retired at maturity on June 1, 1996 and $50 million in other debt was refinanced at more favorable rates in 1996.


                 Liquidity and Capital Resources

The Company's capital structure and cash flow remained strong throughout the quarter. This is evidenced primarily by the Company's ability to meet its capital needs through internal generation.

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet electric and gas customers' needs and the protection of the environment.
Construction expenditures for the quarter ended March 31, 1997, of $19 million, were financed with internally generated funds.

The Company's cash and temporary cash investments balance increased $6 million during the three months ended March 31, 1997. The increase reflects the Company's cash flow from operations less construction expenditures, dividends paid, and the purchase of securities.

Variations in accounts receivable, accounts payable and materials and supplies are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to seasonal fluctuations in weather, which has a direct effect on sales of electricity and natural gas.

At March 31, 1997, the Company had unused lines of credit of $200 million with banks for which it pays commitment fees. The lines are scheduled to expire in the year 2001. The Company expects to renegotiate such lines when they expire.

The Company's capitalization ratios at March 31, 1997, and
December 31, 1996 were:

                                          Mar. 31,       Dec. 31,
                                            1997           1996

Long-term debt                               46.3%         47.0%
Preferred stock                               6.8           6.9
Common equity                                46.9          46.1
  Total                                     100.0         100.0%

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal
Proceedings.

                   Part II.  Other Information


Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to: the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 Item 1, Business;
Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 2 and 13 of the Notes to Financial Statements under Item 8. To date, the proceedings reported in the Company's 1996 Form 10-K have not changed materially.

Item 6(a).  Exhibits.

Exhibit No.

27.        Financial Data Schedule

Item 6(b)  Reports on Form 8-K.

None.


                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               LOUISVILLE GAS AND ELECTRIC COMPANY
                               Registrant



Date:  May 14, 1997            /s/ M. L. Fowler
                               ______________________________
                               M. L. Fowler
                               Vice President and Controller
                               (On behalf of the registrant in his
                               capacity as Principal Accounting
                               Officer)