Form 10-Q
period 1997-06-30
LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1997-08-14
CIK 60549

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549


                               FORM 10-Q


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended June 30, 1997


                                   or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 21,294,223 shares, without par value, as of July 31, 1997, all of which were held by LG&E Energy Corp.

      Part I.  Financial Information - Item 1.  Financial Statements

                   Louisville Gas and Electric Company
                           Statements of Income
                             (Thousands of $)


                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1997       1996       1997        1996

REVENUES:
 Electric (Note 2)              $146,085   $151,745   $274,746   $287,433
 Gas                              34,191     29,362    130,929    120,418
  Total operating revenues       180,276    181,107    405,675    407,851

OPERATING EXPENSES:
 Fuel for electric generation     35,438     36,692     66,450     72,606
 Power purchased                   2,969      5,171      6,976      8,273
 Gas supply expenses              21,144     18,652     88,969     76,884
 Other operations expenses        37,094     31,530     73,962     71,257
 Maintenance                      14,621     15,988     26,343     30,156
 Depreciation and amortization 22,952 22,251 45,904 44,501 Federal and state income
  taxes                           11,386     13,832     24,663     28,409
 Property and other taxes          4,250      4,255      9,091      9,079
  Total operating expenses       149,854    148,371    342,358    341,165

NET OPERATING INCOME              30,422     32,736     63,317     66,686

Other income and
 (deductions)                        958        590      1,844        712
Interest charges                   9,893     10,418     19,707     20,938

NET INCOME                        21,487     22,908     45,454     46,460

Preferred Stock Dividends          1,161      1,136      2,288      2,292

NET INCOME AVAILABLE FOR
 COMMON STOCK                  $  20,326   $ 21,772  $  43,166   $ 44,168

                   Louisville Gas and Electric Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                      June 30,    Dec. 31,
                                                        1997        1996

UTILITY PLANT:
 At original cost                                   $2,721,261 $2,685,209
 Less:  reserve for depreciation                     1,037,437    999,987
  Net utility plant                                  1,683,824  1,685,222

OTHER PROPERTY AND INVESTMENTS -
 less reserve:                                           1,181      1,028

CURRENT ASSETS:
 Cash and temporary cash investments                    84,882     56,792
 Marketable securities                                   8,412      3,595
 Accounts receivable - less reserve                    104,682    115,144
 Materials and supplies - at average cost:
  Fuel (predominantly coal)                             15,651     14,576
  Gas stored underground                                13,361     35,510
  Other                                                 31,802     32,426
 Prepayments                                             1,268      2,480
  Total current assets                                 260,058    260,523

DEFERRED DEBITS AND OTHER ASSETS:
 Unamortized debt expense                                6,900      6,933
 Regulatory assets                                      25,777     27,729
 Other                                                  29,443     25,277
  Total deferred debits and other assets                62,120     59,939
   Total assets                                     $2,007,183 $2,006,712

                   Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                         CAPITAL AND LIABILITIES

                                                      June 30,    Dec. 31,
                                                        1997        1996

CAPITALIZATION:
 Common stock, without par value -
  Outstanding 21,294,223 shares                     $  425,170 $  425,170
 Retained earnings                                     233,388    209,222
 Other                                                    (924)      (635)
  Total common equity                                  657,634    633,757
 Cumulative preferred stock                             95,328     95,328
 Long-term debt                                        626,800    646,835
  Total capitalization                               1,379,762  1,375,920

CURRENT LIABILITIES:
 Long-term debt due within one year                     20,000          -
 Accounts payable                                       63,614     97,478
 Trimble County Settlement                              15,072     17,511
 Dividends declared                                     20,161     20,131
 Accrued taxes                                          16,608     11,982
 Accrued interest                                       10,174      9,994
 Other                                                  14,836     13,128
  Total current liabilities                            160,465    170,224

DEFERRED CREDITS AND OTHER LIABILITIES:
 Accumulated deferred income
  taxes                                                241,939    241,681
 Investment tax credit, in
  process of amortization                               77,869     80,040
 Accumulated provision for pensions
  and related benefits                                  42,520     42,554
 Regulatory liability                                   75,600     77,287
 Other                                                  29,028     19,006
  Total deferred credits and
   other liabilities                                   466,956    460,568
   Total capital and liabilities                    $2,007,183 $2,006,712

                   Louisville Gas and Electric Company
                         Statements of Cash Flows
                             (Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $ 45,454   $ 46,460
 Items not requiring cash currently:
  Depreciation and amortization                         45,904     44,501
  Deferred income taxes - net                           (1,319)     7,033
  Investment tax credit - net                           (2,171)    (2,203)
  Other                                                  1,940      2,056
 (Increases) decreases in net current assets:
  Accounts receivable                                   10,462       (622)
  Materials and supplies                                21,698     28,560
  Trimble County Settlement                             (2,439)    (8,222)
  Accounts payable                                     (33,864)   (16,298)
  Accrued taxes                                          4,626      6,449
  Accrued interest                                         180        121
  Prepayments and other                                  2,920      2,000
 Other                                                   4,475    (16,686)
  Net cash provided by operating activities             97,866     93,149

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities                                (6,467)    (6,550)
 Proceeds from sales of securities                       1,247     21,036
 Construction expenditures                             (43,298)   (47,949)
  Net cash used for
   investing activities                                (48,518)   (33,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Retirement of first mortgage bonds                         -     (16,000)
 Payment of dividends                                  (21,258)   (39,327)
  Net cash used for financing activities             $ (21,258) $ (55,327)

                   Louisville Gas and Electric Company
                     Statements of Cash Flows (cont.)
                             (Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        1997        1996

NET INCREASE IN CASH AND
 TEMPORARY CASH INVESTMENTS                           $ 28,090   $  4,359

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                    56,792     58,131

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                        $ 84,882   $ 62,490








SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
   Income taxes                                       $ 25,936   $ 21,334
   Interest on borrowed money                           18,710     20,048

For the purposes of this statement, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                   Louisville Gas and Electric Company
                     Statements of Retained Earnings
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1997       1996       1997        1996

Balance at beginning of period  $232,062   $184,945   $209,222   $181,049
Net income                        21,487     22,908     45,454     46,460
  Subtotal                       253,549    207,853    254,676    227,509
Cash dividends declared
  on stock -
  5% cumulative preferred            269        269        538        538
  Auction rate cumulative pref.      525        500      1,016      1,020
  $5.875 cumulative preferred        367        367        734        734
  Common                          19,000     18,500     19,000     37,000
  Total dividends declared        20,161     19,636     21,288     39,292

Balance at end of period        $233,388   $188,217   $233,388   $188,217

               Louisville Gas and Electric Company

                  Notes to Financial Statements
                           (Unaudited)



1. The unaudited financial statements included herein have been prepared by Louisville Gas and Electric Company (the "Company" or "LG&E"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments have been made to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated. The adjustments consist of those of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1996.

2. In April 1995, in response to an application filed by the Company, the Commission approved, with modifications, an environmental cost recovery surcharge that increased electric revenues by $3.2 million in 1995, $2.4 million in 1996 and is expected to increase 1997 revenues an additional $.5 million.

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

4. The Company is exploring steps that it can take to maintain or even improve its position as a low-cost producer of electricity and evaluating other actions, including an analysis associated with the future recovery of certain regulatory assets, that will enable the Company to continue to offer favorable electric rates to its customers.

5. On May 20, 1997, LG&E Energy Corp. (LG&E Energy), the parent company of LG&E, entered into an Agreement and Plan of Merger with KU Energy Corporation ("KU"), which is the parent of Kentucky Utilities Company ("Kentucky Utilities"). As a result of the Merger, LG&E Energy will become the parent company of KU's principal operating subsidiary, Kentucky Utilities. The operating utility subsidiaries (LG&E and Kentucky Utilities) will maintain their separate corporate identities and will continue to serve customers in Kentucky and Virginia under their present names. LG&E Energy and KU expect more than $760 million in gross non-fuel savings over a ten-year period following the Merger. Costs to achieve these synergies are estimated to be $77 million. The preferred stock and debt securities of the operating utility subsidiaries will not be affected by the Merger. Further information regarding this proposed transaction is included in
     Part II of this Form 10-Q.

6.   Reference is made to Part II herein - Item 1, Legal
     Proceedings, and Note 13 of the Notes to Financial Statements of the Company's Annual Report on Form 10-K for the year ended
     December 31, 1996.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition.


On May 20, 1997, LG&E Energy Corp. ("LG&E Energy"), the parent company of LG&E, entered into an Agreement and Plan of Merger with KU Energy Corporation ("KU"), which is the parent company of Kentucky Utilities Company ("Kentucky Utilities"). Further information regarding this proposed transaction is included in
Part II of this Form 10-Q. The following discussion and analysis is based on the financial conditions and operations of LG&E and does not reflect the potential effects of the combination between LG&E Energy and KU.

Some of the matters discussed in Part I or Part II of this Form 10-Q may contain forward looking statements that are subject to certain risks, uncertainties and assumptions. Such forward looking statements are intended to be identified in this document by the words "anticipate," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy industry; change in federal or state legislation; unusual weather; actions by state or federal regulatory agencies affecting rates; regulatory decisions regarding the proposed Merger of LG&E Energy Corp. and KU Energy Corporation; and the other factors described in Exhibit 99.01 to this Form 10-Q.



                      Results of Operations

Because of seasonal fluctuations in temperature and other factors the results of one interim period are not necessarily indicative of results to be expected for the year.



           Quarter Ended June 30, 1997, Compared with
                      Quarter Ended June 30, 1996

Net income decreased $1.4 million (6%) for the quarter ended
June 30, 1997, as compared to the quarter ended June 30, 1996, primarily due to a decrease in electric sales caused by the unseasonably mild weather. Cooling degree days were 45% below 1996. In addition, lower net income this quarter resulted from a one-time reduction of certain employee fringe benefits recorded in operation expenses in the second quarter of 1996.

A comparison of operating revenues for the quarter ended June 30, 1997, with the quarter ended June 30, 1996, reflects increases and decreases which have been segregated by the following principal causes:

                                             Increase or (Decrease)
                                                (Thousands of $)
                                            Electric        Gas
Cause                                       Revenues      Revenues

Sales to ultimate consumers:
  Fuel and gas supply adjustments          $    (876)      $ 5,224
  Demand side management/revenue
    decoupling                                 5,147         2,238
  Environmental cost recovery
    surcharge                                    113             -
  Variation in sales volume, etc.            (10,086)       (2,698)

    Total                                     (5,702)        4,764

Sales for resale                              (1,353)            -
Gas transportation - net                           -           126
Other                                          1,395           (61)

    Total                                  $  (5,660)      $ 4,829


Fuel for electric generation and gas supply expenses comprise a large segment of the Company's total operating expenses. The Company's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in the Company's retail rates, subject to the approval of the Public Service Commission of Kentucky. Fuel for electric generation decreased $1.3 million (3%) for the quarter because of a decrease in generation ($1.6 million) partially offset by a higher cost of coal burned ($.3 million). Gas supply expenses increased $2.5 million (13%) due to an increase in net gas supply cost ($2.9 million), partially offset by a decrease in the volume of gas delivered to the distribution system ($.4 million).

Power purchased decreased $2.2 million (43%) because of fewer outages at the electric generating plants as compared to the same period in 1996.

Other operation expenses increased $5.6 million (18%) over 1996 mainly because the Company recorded a credit to expense in the second quarter of 1996 for a one-time reduction of certain employee fringe benefits in connection with a change in the collective bargaining agreement ($3.6 million) and a portion of the settlement proceeds related to a commercial dispute ($1 million). Also contributing to the increase were higher costs to operate the Company's electric power plants and distribution systems ($1.3 million).

Maintenance expenses decreased $1.4 million (9%) because of a decrease in storm damage expenses.

Depreciation and amortization increased because of additional depreciable plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Other income increased $.4 million primarily because of increased interest income from investments.

Interest charges decreased $.5 million (5%) primarily because of a decrease in outstanding debt. The Company's First Mortgage Bonds,
5.625% Series of $16 million were retired at maturity on June 1, 1996 and $50 million in other debt was refinanced at more favorable rates in 1996.


          Six Months Ended June 30, 1997 Compared with
                 Six Months Ended June 30, 1996

Net income for the six months ended June 30, 1997 decreased $1 million (2%) as compared to the same period of 1996. This decrease is due primarily to a decrease in sales of electricity and natural gas caused by unseasonably mild weather conditions.

A comparison of operating revenues for the six months ended
June 30, 1997, with the six months ended June 30, 1996 reflects increases and decreases which have been segregated by the following principal causes:

                                             Increase or (Decrease)
                                                (Thousands of $)
                                            Electric        Gas
Cause                                       Revenues      Revenues

Sales to ultimate consumers:
  Fuel and gas supply adjustments           $ (1,668)     $ 25,897
  Demand side management/revenue
    decoupling                                 6,551         3,805
  Environmental cost recovery
    surcharge                                    265             -
  Variation in sales volume, etc.            (13,197)      (19,858)

    Total                                     (8,049)        9,844

Sales for resale                              (7,390)            -
Gas transportation - net                           -           575
Other                                          2,752            92

    Total                                   $(12,687)     $ 10,511


Fuel for electric generation decreased $6.2 million (8%) for the six months ended June 30, 1997, primarily because of decreased generation ($6.6 million), partially offset by a higher cost of coal burned ($.4 million). Gas supply expenses increased $12.1 million (16%) primarily because of an increase in the cost of net gas supply ($25.5 million), partially offset by a decrease in gas delivered to the distribution system ($13.4 million).

Power purchased decreased $1.3 million (16%) due mainly to less power being purchased to meet native load and other power commitments and fewer outages at the electric generating plants.

Other operation expenses increased $2.7 million (4%) over 1996 because of the recognition of credits to expense in 1996 for a one-time reduction of certain employee fringe benefits in connection with a change in the collective bargaining agreement ($3.6 million) and for settlement proceeds related to a commercial dispute ($1 million). In addition, expenses for the operation of electric power plants increased $2.4 million.

Maintenance expenses decreased $3.8 million (13%) primarily due to a decrease in repairs at the electric generating plants ($2.6 million) and expenses related to storm damage ($1.2 million).

Other income and deductions increased $1.1 million primarily because of interest income recorded as a result of a favorable tax settlement and higher income from investments.

Interest charges decreased $1.2 million (6%) primarily because of a decrease in outstanding debt and favorable refinancing activities.


                 Liquidity and Capital Resources


The Company's capital structure and cash flow remained strong throughout the reported periods. This is evidenced primarily by the Company's ability to meet its capital needs through internal generation.

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet electric and gas customers' needs and the protection of the environment. Construction expenditures for the six months ended June 30, 1997, of $43 million, were financed with internally generated funds.

The Company's cash and temporary cash investments balance increased $28 million during the six months ended June 30, 1997. The increase reflects the Company's cash flow from operations less construction expenditures, dividends paid, and the purchase of securities.

Variations in accounts receivable, accounts payable and materials and supplies are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to seasonal fluctuations in weather, which has a direct effect on sales of electricity and natural gas.

At June 30, 1997, the Company had unused lines of credit of $200 million with banks for which it pays commitment fees. The lines are scheduled to expire in the year 2001. The Company expects to renegotiate such lines when they expire.

The Company's capitalization ratios at June 30, 1997, and
December 31, 1996 were:

                                          June 30,       Dec. 31,
                                            1997           1996

Long-term debt (including
  current portion)                           46.2%         47.0%
Preferred stock                               6.8           6.9
Common equity                                47.0          46.1
  Total                                     100.0         100.0%

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

Item 4.  Submission of Matters to a Vote of Security Holders

a. The Company's Annual Meeting of Shareholders was held on May 8, 1997.

b.   Not applicable.

c. The matters voted upon and the results of the voting at the Annual Meeting are set forth below:

     1. The shareholders voted to elect the Company's nominees for election to the Board of Directors as follows:

          William C. Ballard, Jr. - 21,294,223 common and 603,781
          preferred shares cast in favor of election and 1,544 preferred shares withheld.

          Ronald L. Bittner - 21,294,223 common shares and 603,090 preferred shares cast in favor of election and 2,235 preferred shares withheld.

          S. Gordon Dabney - 21,294,223 common shares and 600,504
          preferred shares cast in favor of election and 4,821 preferred shares withheld.

          T. Ballard Morton, Jr. - 21,294,223 common shares and
          600,760 preferred shares cast in favor of election and 4,565 preferred shares withheld.

          Holders of 325 preferred shares abstained from voting on this matter.

     2. The shareholders voted 21,294,223 common shares and 597,924 preferred shares in favor of and 2,297 preferred shares against the approval of Arthur Andersen LLP as independent auditors for 1997. Holders of 6,142 preferred shares abstained from voting on this matter.

d.   Not applicable.

Item 5.  Other Matters

On May 20, 1997, LG&E Energy Corp., a Kentucky corporation ("LG&E Energy"), and KU Energy Corporation, a Kentucky corporation ("KU"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a merger of LG&E Energy and KU.
Pursuant to the Merger Agreement, among other things, KU will be merged with and into LG&E Energy, with LG&E Energy as the surviving corporation (the "Merger"). The Merger, which was unanimously approved by the Boards of Directors of LG&E Energy and KU, is expected to close shortly after all of the conditions to consummation of the Merger, including the receipt of all applicable regulatory approvals, are met or waived.

As a result of the Merger, LG&E Energy, which is the parent of LG&E, will become the parent company of KU's principal operating subsidiary, Kentucky Utilities Company ("Kentucky Utilities"). LG&E and Kentucky Utilities will maintain their separate corporate identities and will continue to serve customers in Kentucky and Virginia under their present names. LG&E Energy and KU expect more than $760 million in gross non-fuel savings over a ten-year period following the Merger. Costs to achieve these synergies are estimated to be $77 million. In regulatory filings associated with approval of the Merger, LG&E and Kentucky Utilities will commit not to seek increases in base rates and are proposing reductions in their retail customers' bills in amounts based on 50% of the currently estimated cost savings to be achieved as a result of the Merger, less 50% of the costs to achieve such savings, in each of the next five years following effectiveness of the Merger. The preferred stock and debt securities of LG&E and Kentucky Utilities will not be affected by the Merger.

Under the terms of the Merger Agreement, each outstanding share of the common stock, without par value, of KU ("KU Common Stock") (other than shares with respect to which dissenters' rights are perfected under applicable state law), together with the associated KU stock purchase rights, will be converted into the right to receive 1.67 shares of common stock, without par value, of LG&E Energy ("LG&E Energy Common Stock"), together with the associated LG&E Energy stock purchase rights. A holder of KU Common Stock who would otherwise have been entitled to a fractional share of LG&E Energy Common Stock will be entitled to receive a cash payment in lieu of such fractional share. The outstanding shares of LG&E Energy Common Stock will remain unchanged and outstanding. As of May 16, 1997, there were 66,484,875 shares of LG&E Energy common stock outstanding, and 37,817,878 shares of KU common stock outstanding. Based on such capitalization, upon consummation of the Merger 51.3% of the outstanding LG&E Energy common stock will be owned by the shareholders of LG&E Energy prior to the Merger and 48.7% will be owned by former KU shareholders.

The Merger is subject to customary closing conditions, including, without limitation, the approval of the holders of a majority of the outstanding shares of common stock of each of LG&E Energy and KU, the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals of various regulators in Kentucky and Virginia under state utility laws, the approval of the Federal Energy Regulatory Commission under the Federal Power Act, the approval of the Securities and Exchange Commission (the "Commission") under the Public Utility Holding Company Act of 1935, and the filing of requisite notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of all applicable waiting periods thereunder. The Merger is also subject to the receipt of opinions of counsel that the Merger will qualify as a tax-free reorganization and assurances from the parties' independent accountants that the Merger will qualify as a pooling of interests for accounting purposes. In addition, the Merger is conditioned upon the effectiveness of a registration statement to be filed with the Commission with respect to the LG&E Energy common stock to be issued in the Merger and the approval for listing of such shares on the New York Stock Exchange. It is anticipated that LG&E Energy, as parent of LG&E and Kentucky Utilities, will continue to be an exempt holding company under the Public Utility Holding Company Act of 1935. Meetings of the shareholders of LG&E Energy and KU to vote upon approval of the merger will be convened on October 14, 1997.

The foregoing description of the Merger does not purport to be complete and is qualified in its entirety by reference to the following documents (including the exhibits thereto) filed with the Securities and Exchange Commission ("SEC"): (i) current reports on Form 8-K, dated May 21, 1997 and May 30, 1997, of LG&E Energy (SEC File No. 1-10568), and (ii) Quarterly Report on
Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-10568) (the "LG&E Energy Form 10-Q"). The LG&E Energy Form 10-Q contains certain pro-forma financial information regarding the transaction and is incorporated herein by this reference.

Item 6(a).  Exhibits.

Exhibit No.

2.01 Agreement and Plan of Merger, dated as of May 20, 1997, by and between LG&E Energy and KU (filed as Exhibit 2.01 to the current report on Form 8-K, dated May 30, 1997 of LG&E Energy, SEC File No. 1-10568, and incorporated herein by this reference).

27.         Financial Data Schedule

99.01 Cautionary Statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

99.02       Quarterly Report on Form 10-Q for the quarter ended
            June 30, 1997 of LG&E Energy (SEC File No. 1-10568 and incorporated herein by this reference).

Item 6(b)   Reports on Form 8-K.

None.


                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               LOUISVILLE GAS AND ELECTRIC COMPANY
                               Registrant




Date:  August 14, 1997         Victor A. Staffieri
                               __________________________________
                               Victor A. Staffieri
                               Chief Financial Officer
                               (On behalf of the registrant in his
                               capacity as Principal Accounting
                               Officer)