Form 10-K405/A
period 2000-12-31
LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2001-04-30
CIK 60549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K/A

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

ITEMS 10, 11, 12 and 13 are omitted pursuant to General Instruction G of Form 10-K. The information required by ITEMS 10, 11, 12 and 13 for LG&E and KU is set forth in Exhibit 99.02 filed herewith and is incorporated by reference thereto. Additionally, in accordance with General Instruction G, the information required by ITEM 10 relating to executive officers of LG&E and KU has been included in Part I of this Form 10-K.

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

12        x     x   Computation of Ratio of Earnings to Fixed Charges for LG&E
                    and KU. (previously filed)

21        x     x   Subsidiaries of the Registrant. (previously filed)

23.01     x         Consent of Independent Public Accountants for LG&E.
                    (previously filed)

23.02           x   Consent of Independent Public Accountants for KU.
                    (previously filed)

24      x     x     Power of Attorney. (previously filed)

99.01   x     x     Cautionary Statement for purposes of the "Safe Harbor"
                    provisions of the Private Securities Litigation Reform Act of 1995. (previously filed)

99.02   x     x     Louisville Gas and Electric Company and Kentucky
                    Utilities Company - Information Concerning Directors and
                    Officers

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