Form 10-Q
period 2001-03-31
LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO
filed 2001-05-15
CIK 60549, 55387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2001
                                                 --------------


                                       or


[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission           Registrant, State of Incorporation,         IRS Employer
File Number             Address, and Telephone Number         Identification No.
-----------             -----------------------------         ------------------
  2-26720            LOUISVILLE GAS AND ELECTRIC COMPANY          61-0264150
                            (A Kentucky Corporation)
                              220 West Main Street
                                 P.O. Box 32010
                              Louisville, Ky. 40232
                                 (502) 627-2000

  1-3464                 KENTUCKY UTILITIES COMPANY               61-0247570
                      (A Kentucky and Virginia Corporation)
                               One Quality Street
                         Lexington, Kentucky 40507-1428
                                 (859) 255-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       Louisville Gas and Electric Company
                       -----------------------------------
           21,294,223 shares, without par value, as of April 30, 2001, all held by LG&E Energy Corp.

                           Kentucky Utilities Company
                           --------------------------
           37,817,878 shares, without par value, as of April 30, 2001, all held by LG&E Energy Corp.

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                                TABLE OF CONTENTS

                                     PART I

Item 1   Financial Statements

             Louisville Gas and Electric Company and Subsidiary
                 Statements of Income................................................................        1
                 Balance Sheets......................................................................        2
                 Statements of Cash Flows............................................................        4
                 Statements of Retained Earnings.....................................................        5
                 Statements of Comprehensive Income..................................................        6

             Kentucky Utilities Company and Subsidiary
                 Statements of Income................................................................        7
                 Balance Sheets......................................................................        8
                 Statements of Cash Flows............................................................       10
                 Statements of Retained Earnings.....................................................       11
                 Statements of Comprehensive Income..................................................       12


             Notes to Financial Statements...........................................................       13

Item 2   Management's Discussion and Analysis of Results of
             Operations and Financial Condition......................................................       17

Item 3   Quantitative and Qualitative Disclosures About
             Market Risk.............................................................................       21

                                     PART II

Item 1   Legal Proceedings...........................................................................       22

Item 6   Exhibits and Reports on Form 8-K............................................................       22

         Signatures   ...............................................................................       23

          Part I. Financial Information - Item 1. Financial Statements

               LOUISVILLE GAS AND ELECTRIC COMPANY AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)
                                (Thousands of $)

                                                                                                             Three Months
                                                                                                                 Ended
                                                                                                               Mar. 31,
                                                                                                        2001               2000
                                                                                                        ----               ----
OPERATING REVENUES:
Electric (Note 8).......................................................................              $155,374            $161,326
Gas    (Note 8).........................................................................               157,897              88,316
                                                                                                      --------            --------
   Total operating revenues.............................................................               313,271             249,642
                                                                                                      --------            --------

OPERATING EXPENSES:
Fuel for electric generation............................................................                38,484              39,926
Power purchased.........................................................................                11,341              21,753
Gas supply expenses.....................................................................               125,237              63,394
Non-recurring charges (Note 4)..........................................................               144,385               8,141
Other operation expenses................................................................                35,283              36,975
Maintenance.............................................................................                10,555              13,881
Depreciation and amortization...........................................................                25,267              24,149
Federal and state
   income taxes.........................................................................               (38,011)              9,668
Property and other taxes................................................................                 4,462               5,163
                                                                                                      --------            --------
   Total operating expenses.............................................................               357,003             223,050
                                                                                                      --------            --------

NET OPERATING (LOSS) INCOME.............................................................               (43,732)             26,592

Other income - net......................................................................                   996               1,519
Interest charges........................................................................                11,379              10,690
                                                                                                      --------            --------

NET (LOSS) INCOME.......................................................................               (54,115)             17,421

Preferred stock dividends...............................................................                 1,299               1,165
                                                                                                      --------            --------

NET (LOSS) INCOME AVAILABLE
   FOR COMMON STOCK.....................................................................              $(55,414)           $ 16,256
                                                                                                      ========            ========

The accompanying notes are an integral part of these financial statements.

               LOUISVILLE GAS AND ELECTRIC COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets
                                (Thousands of $)

                                     ASSETS

                                                                                                    (Unaudited)
                                                                                                      Mar. 31,           Dec. 31,
                                                                                                        2001               2000
                                                                                                        ----               ----
UTILITY PLANT:
At original cost........................................................................            $3,246,026          $3,186,325
Less:  reserve for depreciation.........................................................             1,315,833           1,296,865
                                                                                                    ----------          ----------
   Net utility plant....................................................................             1,930,193           1,889,460
                                                                                                    ----------          ----------

OTHER PROPERTY AND INVESTMENTS -
   less reserve.........................................................................                 1,188               1,357
                                                                                                    ----------          ----------

CURRENT ASSETS:
Cash   .................................................................................                 6,995               2,495
Marketable securities...................................................................                     -               4,056
Accounts receivable - less reserve (Note 6).............................................                89,724             170,852
Materials and supplies - at average cost:
   Fuel (predominantly coal)............................................................                16,860               9,325
   Gas stored underground...............................................................                20,980              54,441
   Other................................................................................                30,823              31,685
Prepayments and other...................................................................                 4,942               1,317
                                                                                                    ----------          ----------
   Total current assets.................................................................               170,324             274,171
                                                                                                    ----------          ----------

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense................................................................                 5,709               5,784
Regulatory assets.......................................................................                34,849              36,808
Other  .................................................................................                48,792              18,504
                                                                                                    ----------          ----------
   Total deferred debits and other assets...............................................                89,350              61,096
                                                                                                    ----------          ----------

Total assets............................................................................            $2,191,055          $2,226,084
                                                                                                    ==========          ==========

The accompanying notes are an integral part of these financial statements.

               LOUISVILLE GAS AND ELECTRIC COMPANY AND SUBSIDIARY
                       Consolidated Balance Sheets (cont.)
                                (Thousands of $)

                         CAPITALIZATION AND LIABILITIES

                                                                                                   (Unaudited)
                                                                                                    Mar. 31,           Dec. 31,
                                                                                                      2001               2000
                                                                                                      ----               ----
CAPITALIZATION:
Common stock, without par value -
   Outstanding 21,294,223 shares........................................................            $  425,170          $  425,170
Additional paid-in capital..............................................................                40,000              40,000
Retained earnings.......................................................................               259,180             314,594
Other  .................................................................................                (5,655)               (836)
                                                                                                    ----------          ----------
   Total common equity..................................................................               718,695             778,928
Cumulative preferred stock..............................................................                95,140              95,140
Long-term debt..........................................................................               360,600             360,600
                                                                                                    ----------          ----------
   Total capitalization.................................................................             1,174,435           1,234,668
                                                                                                    ----------          ----------

CURRENT LIABILITIES:
Current portion of long-term debt.......................................................               246,200             246,200
Notes payable...........................................................................                91,453             114,589
Accounts payable........................................................................               106,214             136,892
Dividends declared......................................................................                 1,299               1,367
Accrued taxes...........................................................................                22,430               8,073
Accrued interest........................................................................                 4,720               6,350
Other  .................................................................................                16,235              15,826
                                                                                                    ----------          ----------
   Total current liabilities............................................................               488,551             529,297
                                                                                                    ----------          ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
   taxes................................................................................               241,667             289,232
Investment tax credit, in
   process of amortization..............................................................                61,912              62,979
Accumulated provision for pensions
   and related benefits (Note 4)........................................................               127,894              31,257
Customer advances for construction......................................................                 9,489               9,578
Regulatory liabilities..................................................................                52,359              55,152
Other  .................................................................................                34,748              13,921
                                                                                                    ----------          ----------
   Total deferred credits and other liabilities.........................................               528,069             462,119
                                                                                                    ----------          ----------

Total capital and liabilities...........................................................            $2,191,055          $2,226,084
                                                                                                    ==========          ==========

The accompanying notes are an integral part of these financial statements.

               LOUISVILLE GAS AND ELECTRIC COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                (Thousands of $)

                                                                                                             Three Months
                                                                                                                 Ended
                                                                                                               Mar. 31,
                                                                                                         2001               2000
                                                                                                         ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.......................................................................              $(54,115)          $  17,421
Items not requiring cash currently:
   Depreciation and amortization........................................................                25,267              24,149
   Deferred income taxes - net..........................................................               (50,358)             (3,498)
   Investment tax credit - net..........................................................                (1,067)             (1,071)
   Other................................................................................                 5,074               1,677
Changes in net current assets and liabilities...........................................                86,749               5,399
Other  .................................................................................                79,455               4,156
                                                                                                     ---------           ---------
   Net cash flows from operating activities.............................................                91,005              48,233
                                                                                                     ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities.................................................................                     -                (124)
Proceeds from sales of securities.......................................................                 4,225                   -
Construction expenditures...............................................................               (66,227)            (21,269)
                                                                                                     ---------           ---------
   Net cash flows from investing activities.............................................               (62,002)            (21,393)
                                                                                                     ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings...................................................................               (23,136)             11,694
Retirement of first mortgage bonds......................................................                     -             (20,000)
Payment of dividends....................................................................                (1,367)            (24,236)
                                                                                                      --------           ---------
   Net cash flows from financing activities.............................................               (24,503)            (32,542)
                                                                                                     ---------           ---------

CHANGE IN CASH AND TEMPORARY
   CASH INVESTMENTS.....................................................................                 4,500              (5,702)

CASH AND TEMPORARY CASH INVESTMENTS AT
   BEGINNING OF PERIOD..................................................................                 2,495              54,761
                                                                                                      --------           ---------

CASH AND TEMPORARY CASH INVESTMENTS AT
   END OF PERIOD........................................................................              $  6,995           $  49,059
                                                                                                      ========           =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid (received) during the period for:
     Income taxes.......................................................................              $ (4,226)          $   3,184
     Interest on borrowed money.........................................................                 9,963               8,743

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements.

               LOUISVILLE GAS AND ELECTRIC COMPANY AND SUBSIDIARY
                  Consolidated Statements of Retained Earnings
                                   (Unaudited)
                                (Thousands of $)

                                                                                                             Three Months
                                                                                                                 Ended
                                                                                                               Mar. 31,
                                                                                                         2001               2000
                                                                                                         ----               ----
Balance at beginning
   of period............................................................................              $314,594            $259,231
Net (loss) income.......................................................................               (54,115)             17,421
                                                                                                      --------            --------
   Subtotal.............................................................................               260,479             276,652
                                                                                                      --------            --------

Cash dividends declared on stock:
5% cumulative preferred.................................................................                   269                 269
Auction rate cumulative
   preferred............................................................................                   663                 529
$5.875 cumulative preferred.............................................................                   367                 367
Common .................................................................................                     -              16,500
                                                                                                      --------            --------
   Subtotal.............................................................................                 1,299              17,665
                                                                                                      --------            --------

Balance at end of period................................................................              $259,180            $258,987
                                                                                                      ========            ========

The accompanying notes are an integral part of these financial statements.

               LOUISVILLE GAS AND ELECTRIC COMPANY AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                                (Thousands of $)

                                                                                                             Three Months
                                                                                                                 Ended
                                                                                                               Mar. 31,
                                                                                                         2001               2000
                                                                                                         ----               ----
Net (loss) income available for common stock............................................              $(55,414)            $16,256

Cumulative effect of change in accounting principle -
   Accounting for Derivative Instruments and
   Hedging Activities (Note 5)..........................................................                (5,998)               -

(Losses) on Derivative Instruments and Hedging Activities
 (Note 5)...............................................................................                (2,035)               -

Unrealized holding (losses) on
   available-for-sale securities arising
   during the period....................................................................                     -                (159)
                                                                                                      --------             -------

Other comprehensive (loss),
   before tax...........................................................................                (8,033)               (159)

Income tax benefit related to items
   of other comprehensive (loss)........................................................                 3,213                  64
                                                                                                      --------             -------

Comprehensive (loss) income.............................................................              $(60,234)            $16,161
                                                                                                      ========             =======

The accompanying notes are an integral part of these financial statements.

                                     KENTUCKY UTILITIES COMPANY AND SUBSIDIARY
                                         Consolidated Statements of Income
                                                    (Unaudited)
                                                 (Thousands of $)

                                                                                                             Three Months
                                                                                                                 Ended
                                                                                                               Mar. 31,
                                                                                                         2001               2000
                                                                                                         ----               ----
OPERATING REVENUES (Note 8).............................................................              $211,793            $217,778
                                                                                                      --------            --------

OPERATING EXPENSES:
Fuel for electric generation............................................................                55,928              55,615
Power purchased.........................................................................                32,885              38,845
Non-recurring charges (Note 4)..........................................................                63,788              11,030
Other operation expenses................................................................                26,618              28,848
Maintenance.............................................................................                11,970              14,150
Depreciation and amortization...........................................................                23,828              24,331
Federal and state
   income taxes.........................................................................                (6,450)             11,366
Property and other taxes................................................................                 4,155               4,840
                                                                                                      --------            --------
   Total operating expenses.............................................................               212,722             189,025
                                                                                                      --------            --------

NET OPERATING (LOSS) INCOME.............................................................                  (929)             28,753

Other income - net......................................................................                 1,793               1,325
Interest charges........................................................................                 8,117               9,904
                                                                                                      --------            --------

NET (LOSS) INCOME before Cumulative Effect of Accounting
   Change...............................................................................                (7,253)             20,174

Cumulative Effect of Change in Accounting for Derivative
   Instruments and Hedging Activities, net of tax (Note 5)..............................                   136                   -
                                                                                                      --------            --------

NET (LOSS) INCOME.......................................................................                (7,117)             20,174

Preferred stock dividends...............................................................                   564                 564
                                                                                                      --------            --------

NET (LOSS) INCOME AVAILABLE
   FOR COMMON STOCK.....................................................................              $ (7,681)           $ 19,610
                                                                                                      ========            ========

The accompanying notes are an integral part of these financial statements.

                    KENTUCKY UTILITIES COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets
                                (Thousands of $)

                                     ASSETS

                                                                                                   (Unaudited)
                                                                                                     Mar. 31,           Dec. 31,
                                                                                                       2001               2000
                                                                                                       ----               ----
UTILITY PLANT:
At original cost........................................................................            $2,989,937          $2,932,763
Less:  reserve for depreciation.........................................................             1,399,851           1,378,283
                                                                                                    ----------          ----------
   Net utility plant....................................................................             1,590,086           1,554,480
                                                                                                    ----------          ----------

OTHER PROPERTY AND INVESTMENTS -
   less reserve.........................................................................                12,731              14,538
                                                                                                    ----------          ----------

CURRENT ASSETS:
Cash and temporary cash investments.....................................................                 4,180                 314
Accounts receivable - less reserve (Note 6).............................................                52,485              90,419
Materials and supplies - at average cost:
   Fuel (predominantly coal)............................................................                27,022              12,495
   Other................................................................................                25,995              25,812
Prepayments and other...................................................................                 6,190               1,899
                                                                                                    ----------          ----------
   Total current assets.................................................................               115,872             130,939
                                                                                                    ----------          ----------

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense................................................................                 4,576               4,651
Regulatory assets.......................................................................                24,243              26,441
Other  .................................................................................                16,930               8,469
                                                                                                    ----------          ----------
   Total deferred debits and other assets...............................................                45,749              39,561
                                                                                                    ----------          ----------

Total assets............................................................................            $1,764,438          $1,739,518
                                                                                                    ==========          ==========

The accompanying notes are an integral part of these financial statements.

                    KENTUCKY UTILITIES COMPANY AND SUBSIDIARY
                       Consolidated Balance Sheets (cont.)
                                (Thousands of $)

                         CAPITALIZATION AND LIABILITIES

                                                                                                    (Unaudited)
                                                                                                      Mar. 31,           Dec. 31,
                                                                                                        2001               2000
                                                                                                        ----               ----
CAPITALIZATION:
Common stock, without par value -
   Outstanding 37,817,878 shares........................................................            $  308,140          $  308,140
Additional paid-in capital..............................................................                15,000              15,000
Retained earnings.......................................................................               339,557             347,238
Other  .................................................................................                   994                (595)
                                                                                                    ----------          ----------
   Total common equity..................................................................               663,691             669,783
Cumulative preferred stock..............................................................                40,000              40,000
Long-term debt..........................................................................               432,496             430,830
                                                                                                    ----------          ----------
   Total capitalization.................................................................             1,136,187           1,140,613
                                                                                                    ----------          ----------

CURRENT LIABILITIES:
Current portion of long-term debt.......................................................                54,000              54,000
Notes payable...........................................................................                46,190              61,239
Accounts payable........................................................................                87,294              76,339
Dividends declared......................................................................                   188                 188
Accrued taxes...........................................................................                38,534              19,622
Accrued interest........................................................................                 6,874               6,373
Other  .................................................................................                17,776              18,579
                                                                                                    ----------          ----------
   Total current liabilities............................................................               250,856             236,340
                                                                                                    ----------          ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
   taxes................................................................................               219,888             246,680
Investment tax credit, in
   process of amortization..............................................................                14,039              14,901
Accumulated provision for pensions
   and related benefits (Note 4)........................................................                87,862              47,495
Customers' advances for construction....................................................                 1,517               1,540
Regulatory liabilities..................................................................                37,033              38,392
Other  .................................................................................                17,056              13,557
                                                                                                    ----------          ----------
   Total deferred credits and other liabilities.........................................               377,395             362,565
                                                                                                    ----------          ----------

Total capital and liabilities...........................................................            $1,764,438          $1,739,518
                                                                                                    ==========          ==========

The accompanying notes are an integral part of these financial statements.

                    KENTUCKY UTILITIES COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                (Thousands of $)

                                                                                                             Three Months
                                                                                                                 Ended
                                                                                                               Mar. 31,
                                                                                                         2001               2000
                                                                                                         ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.......................................................................              $ (7,117)           $ 20,174
Items not requiring cash currently:
   Depreciation and amortization........................................................                23,828              24,331
   Deferred income taxes - net..........................................................               (28,166)             (4,602)
   Investment tax credit - net..........................................................                  (862)               (919)
   Other................................................................................                 1,654                (911)
Changes in net current assets and liabilities...........................................                48,498               2,222
Other  .................................................................................                41,947              (2,804)
                                                                                                      --------           ---------
   Net cash flows from operating activities.............................................                79,782              37,491
                                                                                                      --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures...............................................................               (60,302)            (23,530)
                                                                                                      --------            --------
   Net cash flows from investing activities.............................................               (60,302)            (23,530)
                                                                                                      --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings...................................................................                99,325                   -
Repayment of short-term borrowings......................................................              (114,375)                  -
Payment of dividends....................................................................                  (564)            (19,564)
                                                                                                      --------            --------
   Net cash flows from financing activities.............................................               (15,614)            (19,564)
                                                                                                      --------            --------

CHANGE IN CASH AND TEMPORARY
   CASH INVESTMENTS.....................................................................                 3,866              (5,603)

CASH AND TEMPORARY CASH INVESTMENTS AT
   BEGINNING OF PERIOD..................................................................                   314               6,793
                                                                                                      --------            --------

CASH AND TEMPORARY CASH INVESTMENTS AT
   END OF PERIOD........................................................................              $  4,180            $  1,190
                                                                                                      ========            ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid (received) during the period for:
     Income taxes.......................................................................              $  3,894            $ (9,260)
     Interest on borrowed money.........................................................                 7,116               6,560

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements.

                    KENTUCKY UTILITIES COMPANY AND SUBSIDIARY
                  Consolidated Statements of Retained Earnings
                                   (Unaudited)
                                (Thousands of $)

                                                                                                             Three Months
                                                                                                                 Ended
                                                                                                               Mar. 31,
                                                                                                         2001               2000
                                                                                                         ----               ----
Balance at beginning
   of period............................................................................              $347,238            $329,470
Net (loss) income.......................................................................                (7,117)             20,174
                                                                                                      --------            --------
   Subtotal.............................................................................               340,121             349,644
                                                                                                      --------            --------

Cash dividends declared on stock:
4.75% preferred.........................................................................                   237                 237
6.53% preferred.........................................................................                   327                 327
Common .................................................................................                     -              25,000
                                                                                                      --------            --------
   Subtotal.............................................................................                   564              25,564
                                                                                                      --------            --------

Balance at end of period................................................................              $339,557            $324,080
                                                                                                      ========            ========

The accompanying notes are an integral part of these financial statements.

                    KENTUCKY UTILITIES COMPANY AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                                (Thousands of $)

                                                                                                             Three Months
                                                                                                                 Ended
                                                                                                               Mar. 31,
                                                                                                         2001               2000
                                                                                                         ----               ----
Net (loss) income available for common stock............................................               $(7,681)            $19,610

Cumulative effect of change in accounting principle -
   Accounting for Derivative Instruments and
   Hedging Activities (Note 5)..........................................................                 2,647                   -
                                                                                                       -------              ------

Other comprehensive income,
   before tax...........................................................................                 2,647                   -

Income tax (expense) related to items
   of other comprehensive income........................................................                (1,059)                  -
                                                                                                      --------              ------

Comprehensive (loss) income.............................................................               $(6,093)            $19,610
                                                                                                      ========             =======

The accompanying notes are an integral part of these financial statements.

                    LOUISVILLE GAS AND ELECTRIC COMPANY AND SUBSIDIARY
                        KENTUCKY UTILITIES COMPANY AND SUBSIDIARY

                              Notes to Financial Statements
                                       (Unaudited)

1. The unaudited consolidated financial statements include the accounts of Louisville Gas and Electric Company and Subsidiary and Kentucky Utilities Company and Subsidiary ("LG&E" and "KU" or the Companies). LG&E and KU are wholly owned subsidiaries of LG&E Energy Corp ("LG&E Energy"). In the opinion of management, all adjustments, including those of a normal recurring nature, have been made to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading.

       See LG&E's and KU's Reports on Form 10-K for 2000 for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Companies.

2. Effective December 11, 2000, LG&E Energy was acquired by Powergen plc ("Powergen"). LG&E Energy had announced on February 28, 2000 that its Board of Directors accepted the offer to be acquired by Powergen for cash of approximately $3.2 billion or $24.85 per share and the assumption of all of LG&E Energy's debt. Pursuant to the acquisition agreement, among other things, LG&E Energy became a wholly owned subsidiary of Powergen and, as a result, LG&E and KU became indirect subsidiaries of Powergen. The utility operations (LG&E and KU) of LG&E Energy have continued their separate identities and continue to serve customers in Kentucky and Virginia under their existing names. The preferred stock and debt securities of the utility operations were not affected by this transaction and the utilities continue to file SEC reports. Following the acquisition, Powergen became a registered holding company under Public Utility Holding Company Act of 1935 ("PUHCA"), and LG&E and KU, as subsidiaries of a registered holding company, became subject to additional regulation under PUHCA.

       As a result of the Powergen acquisition and in order to comply with PUHCA, LG&E Services Inc. ("LG&E Services") was formed and became operational on January 1, 2001. LG&E Services provides certain services to affiliated entities, including LG&E and KU, at cost, as required under PUHCA. On January 1, 2001, approximately 1,000 employees, mainly from LG&E Energy, LG&E and KU, were moved to LG&E Services.

3. On April 9, 2001, Germany's largest power company, E.ON AG, announced a pre-conditional cash offer of (pound)5.1 billion ($7.3 billion) for Powergen. The offer is subject to a number of conditions, including the receipt of certain European and United States regulatory approvals. The parties expect to obtain the necessary regulatory approvals by early 2002 and they expect to complete the transaction in the spring of 2002. See Powergen's schedule 14D-9 and associated schedules to such filing, filed with the Securities and Exchange Commission on April 9, 2001.

4. During the first quarter 2001, the Companies took a $124.1 million after tax charge (LG&E $86.1 million, and KU $38 million) for a workforce reduction program. Primary components of the charges were separation benefits, enhanced early retirement benefits, and health care benefits. The result of this workforce reduction was the elimination of approximately 950 positions most of which were taken by employees through the Companies' voluntary enhanced severance program. During the first quarter 2000, the Companies' took an $11.4 million after-tax charge for the continued integration of the operations of LG&E and KU including their customer service centers and their retail electric and gas operations. The result of this consolidation was the elimination of approximately
       400 positions most of which were taken by employees through the Companies' voluntary enhanced severance program.

5. SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that LG&E and KU must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 could increase the volatility in earnings and other comprehensive income. SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO. 133, deferred the effective date of SFAS No. 133 until January 1, 2001. LG&E and KU adopted SFAS No. 133 on January 1, 2001. The effect of this statement was a charge to LG&E of $3.6 million and a credit to KU of $1.6 million to cumulative effect of change in accounting principle (net of tax) in other comprehensive income.

       The companies use interest rate swaps to hedge exposure to market fluctuations in certain of its debt instruments. Pursuant to company policy, use of these financial instruments is intended to mitigate risk and earnings volatility and are not speculative in nature. Management has designated all of the companies' interest rate swaps as hedge instruments. Financial instruments designated as cash flow hedges have resulting gains and losses recorded within other comprehensive income and stockholders' equity. To the extent a financial instrument or the underlying item being hedged is prematurely terminated or the hedge becomes ineffective, the resulting gains or losses are reclassified from other comprehensive income to net income. Financial instruments designated as fair value hedges are periodically marked-to-market with the resulting gains and losses recorded directly into net income to correspond with income or expense recognized from changes in market value of the items being hedged.

       As of March 31, 2001, LG&E had fixed rate swaps covering $217,335,000 in notional amounts of variable rate debt and with fixed rates ranging from 3.560% to 5.495%. The average variable rate on the debt during the quarter was 4.44%. The swaps have been designated as cash flow hedges and expire on various dates from September 2001 through November 2020. During the quarter ended March 31, 2001, the hedges were deemed to be fully effective resulting in pretax charges of $2,035,000 recorded in other comprehensive income.

       As of March 31, 2001, KU had variable rate swaps covering $153,000,000 in notional amounts of fixed rate debt. The average variable rate on these swaps during the quarter was 5.61%. The underlying debt has fixed rates ranging from 5.873% to 7.920%. The swaps have been designated as fair value hedges and expire on various dates from May 2007 through June 2025. During the quarter ended March 31, 2001, the effect of marking these financial instruments and the underlying debt to market resulted in pretax gains of $1,463,000 recorded as a reduction in interest expense.

6. SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Companies adopted SFAS No.

       140 in the first quarter of 2001, when LG&E and KU entered into an accounts receivable securitization transaction.

       On February 6, 2001, LG&E and KU each sold accounts receivables to two wholly-owned subsidiaries, LG&E Receivables LLC (LGE-R) and KU Receivables LLC (KU-R), respectively. Simultaneously, LGE-R and KU-R entered into two separate three-year accounts receivables securitization facilities with two financial institutions and their affiliates whereby LGE-R and KU-R can sell, on a revolving basis, an undivided interest in certain of their receivables and receive up to $75 million and $50 million, respectively, from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. Furthermore, LG&E and KU retain the servicing rights of the sold receivables through two separate servicing agreements between the third party purchaser and each utility. Under these agreements, LG&E and KU receive a fee for servicing the sold receivables on behalf of the third party purchaser. As of March 31, 2001, LG&E's outstanding program balance was $75 million and KU's balance was $50 million.

       The allowance for doubtful accounts associated with the eligible securitized receivables was $1 million for LG&E and $.4 million for KU at March 31, 2001. Charge offs were immaterial for LG&E and KU. The risk of uncollectibility associated with the sold receivables is minimal. Through March 31, approximately .15%, or $698,000, of total receivables for LG&E and KU were uncollectible. Moreover, each securitization facility contains a fully funded reserve for uncollectible receivables.

7. In October 2000, LG&E and KU each filed an application with the Kentucky Public Service Commission ("Kentucky Commission") to amend its Environmental Compliance Plan to reflect the addition of Nitrogen Oxide
       (NOx) reduction technology projects and to amend its Environmental Cost Recovery Tariff (ECR) to include an overall rate of return on capital investments. The NOx reduction technology will allow LG&E and KU to meet new Environmental Protection Agency NOx requirements that take effect in 2003-2004. The Kentucky Commission issued an order on April 18, 2001 that approved the amended environmental compliance plan and the use of an overall rate of return, including an 11.5% return on equity, effective May 1, 2001. Costs associated with the amended compliance plan may be recovered by the Companies as incurred, subject to review and approval by the Kentucky Commission in periodic regulatory reviews.

8. External and intersegment revenues and income from continuing operations by business segment for the three months ended March 31, 2001, follow:

                                                                         Net
                                                                       (Loss)
                                                       Inter-          Avail.
                                    External          segment             For
                                    Revenues         Revenues          Common
       LG&E electric                $148,361         $  7,013       $ (44,443)
       LG&E gas                      157,897                -         (10,971)
                                    --------         --------        --------
        Total                       $306,258         $  7,013        $(55,414)
                                    ========         ========        ========

       KU electric                  $206,111         $  5,682        $ (7,681)
                                    ========         ========        ========

       External and intersegment revenues and income from continuing operations by business segment for the three months ended March 31, 2000, follow:

                                                                          Net
                                                                      Income/
                                                                       (Loss)
                                                       Inter-          Avail.
                                    External          segment             For
                                    Revenues         Revenues          Common
       LG&E electric                $155,119         $  6,207        $ 16,305
       LG&E gas                       88,316                -             (49)
                                    --------         --------        --------
        Total                       $243,435         $  6,207        $ 16,256
                                    ========         ========        ========


       KU electric                  $210,771         $  7,007        $ 19,610
                                    ========         ========        ========--

9. Reference is made to Part II, Legal Proceedings, below and Part I, Item 3, Legal Proceedings, of LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's and KU's financial results of operations and financial condition during 2001 and should be read in connection with the financial statements and notes thereto.

Some of the following discussion may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "expect," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy industry; changes in federal or state legislation; unusual weather; actions by state or federal regulatory agencies; and other factors described from time to time in LG&E's and KU's reports to the Securities and Exchange Commission, including Exhibit No. 99.01 to the report on Form 10-K for year ended December 31, 2000.


                              RESULTS OF OPERATIONS

The results of operations for LG&E and KU operations are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

                 THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2000

LG&E RESULTS:

LG&E's net income decreased $71.5 million for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, primarily because of a $86.1 million net of tax one-time charge for LG&E's workforce reduction program. These expenses were partially offset by a $4.8 million net of tax one-time charge incurred in the first quarter of 2000 for LG&E's One-Utility Program. See Note 4 of Notes to Financial Statements. Excluding these one-time charges, LG&E's net income would have increased $9.8 million primarily due to increased gas sales to retail consumers and lower operations and maintenance expenses.

A comparison of LG&E's revenues for the quarter ended March 31, 2001, with the quarter ended March 31, 2000, (excluding the reversal of a Fuel Adjustment Clause ("FAC") refund of $1.1 million which was offset by an additional accrual for performance-based ratemaking of $.3 million in 2000), reflects increases and (decreases) which have been segregated by the following principal causes (thousands of $):

                                                                                                      Electric              Gas
Cause                                                                                                 Revenues           Revenues
-----                                                                                                 --------           ---------
Retail sales:
   Fuel and gas supply adjustments......................................................               $ 1,939             $64,815
   Merger surcredit.....................................................................                  (834)                  -
   Performance based rate...............................................................                 1,179                   -
   Environmental cost recovery surcharge................................................                   (58)                  -
   Gas rate increase....................................................................                     -               7,609
   Weather normalization................................................................                     -              (2,194)
   Electric rate reduction..............................................................                (3,671)                  -
   Variation in sales volume, etc.......................................................                 5,031               6,815
                                                                                                       -------             -------

   Total retail sales...................................................................                 3,586              77,045

Wholesale sales.........................................................................                (9,073)             (7,406)
Gas transportation - net................................................................                     -                (395)
Other  .................................................................................                   378                 337
                                                                                                       -------             -------

Total  .................................................................................               $(5,109)            $69,581
                                                                                                       =======             =======

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in retail rates, subject to the approval of the Kentucky Commission.

Fuel for electric generation decreased $1.4 million (4%) for the quarter because of a decrease in generation ($2.4 million), partially offset by a higher cost of coal burned ($1 million). Gas supply expenses increased $61.8 million (98%) due to increases in net gas supply cost ($58.5 million) and increases in the volume of gas delivered to the distribution system ($3.3 million).

Power Purchased decreased $10.4 million (48%) in 2001 primarily due to decreased brokered sales activity in the wholesale electric market.

The increase in non-recurring charges of $136.2 million, $81.2 million after tax, is due to the costs associated with LG&E's workforce reduction initiatives. See Note 4 of Notes to Financial Statements.

Other operation expenses decreased $1.7 million (5%) as compared to 2000. This decrease resulted from decreased steam power production expenses ($2.3 million), partially offset by increased administrative and general expenses, ($.6 million).

Maintenance expenses decreased $3.3 million (24%) in 2001 primarily due to decreases in steam production maintenance of ($1.5 million), and software and communication equipment maintenance, ($1.6 million).

Depreciation and amortization increased $1.1 million (5%) due to an increase in depreciable plant in service and higher depreciation rates. A depreciation study was completed in late 2000 with new depreciation rates going into effect in the first quarter 2001. The new rates, as compared to rates in effect for 2000, are expected to increase LG&E's depreciation expense by about $.9 million in 2001.

Property and other taxes decreased $.7 million (14%) in 2001 primarily due to decreases in payroll taxes as a result of lower employee head count in conjunction with LG&E's workforce reductions.

Variations in income tax expense are largely attributable to changes in pretax income.

Other income - net, decreased $.5 million (34%) in 2001 primarily due to decreases in the gain on sale of non-utility property, and lower interest income.

Interest charges increased $.7 million (6%) in 2001 primarily due to increased interest expense associated with LG&E's accounts receivable securitization program ($1.6 million), partially offset by a decrease in interest on notes payable ($1.1 million).


KU RESULTS:

KU's net income decreased $27.3 million for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. The decrease was mainly due to a non-recurring charge of $38 million, net of tax, made in the first quarter of 2001 for costs associated with the KU workforce reduction program. These expenses were partially offset by a $6.6 million non-recurring net of tax charge in the same period in 2000 for KU's One Utility Program. See Note 4 of Notes to Financial Statements. Excluding these one-time charges, net income increased $4.1 million, due largely to decreased operations and maintenance expense.

A comparison of KU's revenues for the quarter ended March 31, 2001, with the quarter ended March 31, 2000, reflects increases and (decreases) which have been segregated by the following principal causes (thousands of $):

Sales to ultimate consumers:
   Fuel clause adjustments..............................................................             $   2,404
   Environmental cost recovery surcharge................................................                  (729)
   Performance based rate ..............................................................                   893
   Merger surcredit.....................................................................                (1,089)
   Electric rate reduction..............................................................                (5,395)
   Variation in sales volume, etc.......................................................                 6,513
                                                                                                        ------

   Total retail sales...................................................................                 2,597

Wholesale sales.........................................................................                (9,082)
Other  .................................................................................                   500
                                                                                                     ---------
Total  .................................................................................             $  (5,985)
                                                                                                    ==========

Fuel for electric generation comprises a large segment of KU's total operating expenses. KU's electric rates contain a FAC, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission, and the Federal Energy Regulatory Commission.

Fuel for electric generation increased $.3 million for the first quarter of 2001 as compared to the first quarter of 2000, with a $2.1 million increase due to higher cost of coal burned partially offset by a $1.8 million decrease in volume burned.

Power purchased decreased $6 million (15%) in 2001 primarily due to decreased brokered sales activities in the wholesale electric market.

Non-recurring charges increased $52.8 million, $31.4 million after tax. These costs are due to KU's workforce reduction program. See Note 4 of Notes to Financial Statements.

Other operating expenses decreased by $2.2 million (8%). The decrease was primarily attributable to decreased customer accounting and service and marketing expense ($3.4 million) and steam, transmission and distribution ($.2 million) partially offset by an increase in administrative and general expenses ($1.4 million).

Maintenance expenses decreased by $2.2 million (15%) due to decreased maintenance at the steam generating plants ($.9 million), the distribution system ($.6 million), and the general plant ($.6 million).

Depreciation and amortization decreased $.5 million (2%) due to a decrease in depreciation rates. A depreciation study was completed in late 2000 with new depreciation rates going into effect in the first quarter 2001. The new rates, as compared to rates in effect for 2000, are expected to decrease KU's depreciation expense by about $6 million in 2001.

Property and other taxes decreased $.7 million (14%) in 2001 primarily due to decreases in payroll taxes as a result of KU's workforce reductions.

Variations in income tax expense are largely attributable to changes in pretax income.

Other income- net, increased $.5 million in 2001 due to a decrease in other income expenses.

Interest charges decreased $1.8 million (18%) for the first quarter 2001 as compared to first quarter 2000 due to implementation of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. See Note 5 of Notes to Financial Statements.

                         LIQUIDITY AND CAPITAL RESOURCES

LG&E's and KU's need for capital funds are largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers. Lines of credit and commercial paper programs are maintained to fund temporary capital requirements.

Construction expenditures for the three months ended March 31, 2001, of $66.3 million for LG&E and $60.3 million for KU, primarily for the purchase of two jointly owned combustion turbines, were financed with internally generated funds and the accounts receivable securitization program. See Note 6 of Notes to Financial Statements concerning accounts receivable securitization.

LG&E's and KU's combined cash and temporary cash investment balance increased $8.4 million (LG&E $4.5 million, KU $3.9 million) during the three months ended March 31, 2001. The increase reflects cash flows from operations, partially offset by construction expenditures and debt repayments.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of LG&E's and KU's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The decreases in accounts receivable resulted mainly from seasonal fluctuations and the accounts receivable securitization program started at LG&E and KU. See Note 6 of Notes to Financial Statements. The increase in fuel resulted from seasonal fluctuations at LG&E and KU, and the decrease in LG&E's gas stored underground resulted from seasonal fluctuations.

At March 31, 2001, unused capacity under LG&E's lines of credit totaled $200 million. KU had no committed lines of credit at March 31, 2001.

LG&E's debt ratings as of April 9, 2001, were:

                                            MOODY'S         S&P        FITCH
                                            -------         ---        -----
         First mortgage bonds                  A1           A-           A+
         Unsecured debt                        A2           BBB          A
         Preferred stock                       a2           BBB-         A-
         Commercial paper                      P-1          A-2          F-1

KU's debt ratings as of April 9, 2001, were:

                                           MOODY'S         S&P        FITCH
                                            -------         ---        -----
         First mortgage bonds                 A1           A-            A+
         Preferred stock                      a2           BBB-          A-
         Commercial paper                     P-1          A-2           F-1

The Moody's and S&P's ratings of LG&E's and KU's debt securities are on Credit Watch for upgrade as the result of the E.ON bid. Fitch has placed LG&E and KU on credit watch evolving following the E.ON bid. These ratings reflect the views of Moody's, S&P and Fitch. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.


LG&E's capitalization ratios at March 31, 2001, and December 31, 2000, follow:

                                                   Mar. 31,          Dec. 31,
                                                     2001              2000
                                                     ----              ----
Long-term debt (including current portion)           40.1%             38.0%
Notes payable                                         6.0               7.2
Preferred stock                                       6.3               6.0
Common equity                                        47.6              48.8
                                                    -----             -----
Total                                               100.0%            100.0%
                                                    =====             =====

KU's capitalization ratios at March 31, 2001, and December 31, 2000, follow:

                                                   Mar. 31,          Dec. 31,
                                                     2001              2000
                                                     ----              ----
Long-term debt (including current portion)           39.4%             38.6%
Notes payable                                         3.7               4.9
Preferred stock                                       3.2               3.2
Common equity                                        53.7              53.3
                                                    -----             -----
Total                                               100.0%            100.0%
                                                    =====             =====

For a description of significant contingencies that may affect LG&E and KU, reference is made to Part I, Item 3, Legal Proceedings of LG&E's and KU's Annual Reports on form 10-K For the year ended December 31, 2000 and to Part II herein
- Item 1, Legal Proceedings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

LG&E and KU are exposed to market risks. Both operations are exposed to market risks from changes in interest rates and commodity prices. To mitigate changes in cash flows attributable to these exposures, the Companies have entered into various derivative instruments. Derivative positions are monitored using techniques that include market value and sensitivity analysis.

The potential change in interest expense resulting from changes in base interest rates of the Companies' unswapped debt did not change materially in the first quarter of 2001. The potential changes in the fair values of the Company's interest-rate swaps resulting from changes in interest rates and the yield curve also did not change materially in the first quarter of 2001. The Company's exposure to market risks from changes in commodity prices remained immaterial in the first quarter of 2001.

                           Part II. Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving LG&E and KU, reference is made to the information under the following items and captions of LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 2000: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; Notes 3 and 12 of LG&E's Notes to Financial Statements under Item 8 and Notes 3 and 11 of KU's Notes to Financial Statements under Item 8. Except as described herein, to date, the proceedings reported in LG&E's and KU's respective combined Annual Report on Form 10-K have not changed materially.

E.ON - POWERGEN TRANSACTION

On April 9, 2001, E.On AG announced a conditional offer to purchase all the common shares of Powergen plc, the indirect corporate parent of LG&E and KU. The transaction is subject to a number of conditions precedent, including the receipt of regulatory approvals from European and United States governmental bodies, in form satisfactory to the parties. Among the primary United States regulatory approvals are: the Kentucky Public Service Commission, the Virginia State Corporation Commission, the Securities and Exchange Commission, and the Federal Energy Regulatory Commission. The parties anticipate that these approvals may be received by early 2002 to permit completion of the transaction in early spring 2002. However, there can be no assurance that such approvals will be obtained in form or timing sufficient for such dates.

Item 6(a).  Exhibits.

None.

Item 6(b).  Reports on Form 8-K.

On April 30, 2001, LG&E and KU filed a Current Report on Form 8-K announcing a change in the companies certifying accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
-----------------------------------
Registrant


Date:  May 15, 2001            /s/ S. Bradford Rives
                               ---------------------
                               S. Bradford Rives
                               Senior Vice President - Finance
                               and Controller (On behalf of the registrant in
                               his capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
--------------------------
Registrant


Date:  May 15, 2001            /s/ S. Bradford Rives
                               ---------------------
                               S. Bradford Rives
                               Senior Vice President - Finance
                               and Controller (On behalf of the registrant in
                               his capacity as Principal Accounting Officer)