Form 10-Q
period 2001-06-30
LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO
filed 2001-08-14
CIK 60549, 55387

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2001


                                    or


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

                   Louisville Gas and Electric Company
        21,294,223 shares, without par value, as of July 31, 2001, all held by LG&E Energy Corp.

                        Kentucky Utilities Company
        37,817,878 shares, without par value, as of July 31, 2001, all held by LG&E Energy Corp.

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                        TABLE OF CONTENTS

                             PART I

Item 1 Financial Statements

          Louisville Gas and Electric Company and Subsidiary
            Statements of Income                                1
            Balance Sheets                                      2
            Statements of Cash Flows                            4
            Statements of Retained Earnings                     5
            Statements of Comprehensive Income                  6

          Kentucky Utilities Company and Subsidiary
            Statements of Income                                7
            Balance Sheets                                      8
            Statements of Cash Flows                           10
            Statements of Retained Earnings                    11
            Statements of Comprehensive Income                 12

          Notes to Financial Statements                        13

Item 2 Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   19

Item 3 Quantitative and Qualitative Disclosures About
          Market Risk                                          26

                             PART II

Item 1 Legal Proceedings                                       27


Item 6 Exhibits and Reports on Form 8-K                        27

       Signatures                                              28

      Part I.  Financial Information - Item 1.  Financial Statements

            Louisville Gas and Electric Company and Subsidiary
                    Consolidated Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                    Ended June 30,        Ended June 30,

                                  2001       2000       2001        2000
OPERATING REVENUES:
Electric (Note 8)               $196,290   $179,752   $351,664   $341,079
Gas(Note 8)                       32,551     29,979    190,448    118,295
 Total operating revenues        228,841    209,731    542,112    459,374

OPERATING EXPENSES:
Fuel for electric generation      41,749     38,650     80,233     78,576
Power purchased                   32,744     24,346     44,085     46,100
Gas supply expenses               18,822     18,688    144,058     82,082
Non-recurring charges (Note 4)         -          -    144,385      8,141
Other operation expenses          36,398     30,547     71,681     67,522
Maintenance                       13,683     17,442     24,238     31,323
Depreciation and amortization     25,572     23,901     50,840     48,050
Federal and state
 income taxes                     17,828     14,397    (20,183)    24,066
Property and other taxes           4,421      4,475      8,883      9,637
 Total operating expenses        191,217    172,446    548,220    395,497

NET OPERATING INCOME (LOSS)       37,624     37,285     (6,108)    63,877

Other income - net                   363      1,850      1,358      3,369
Interest charges (Note 5)          9,520     11,126     20,898     21,816

NET INCOME (LOSS)                 28,467     28,009    (25,648)    45,430

Preferred stock dividends          1,220      1,317      2,518      2,482

NET INCOME (LOSS) AVAILABLE
 FOR COMMON STOCK               $ 27,247   $ 26,692  $ (28,166)  $ 42,948

The accompanying notes are an integral part of these financial statements.

            Louisville Gas and Electric Company and Subsidiary
                       Consolidated Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      June 30     Dec. 31,
                                                        2001        2000

UTILITY PLANT:
At original cost                                    $3,273,972 $3,186,325
Less:  reserve for depreciation                      1,340,414  1,296,865
 Net utility plant                                   1,933,558  1,889,460

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                            1,062      1,357

CURRENT ASSETS:
Cash                                                     7,632      2,495
Marketable securities                                        -      4,056
Accounts receivable - less reserve (Note 6)             87,030    170,852
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              14,659      9,325
 Gas stored underground                                 20,935     54,441
 Other                                                  29,718     31,685
Prepayments and other                                    4,393      1,317
 Total current assets                                  164,367    274,171

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 5,635      5,784
Regulatory assets (Note 9)                              80,219     54,439
Other                                                    1,924        873
 Total deferred debits and other assets                 87,778     61,096

Total assets                                        $2,186,765 $2,226,084

The accompanying notes are an integral part of these financial statements.

            Louisville Gas and Electric Company and Subsidiary
                   Consolidated Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      June 30     Dec. 31,
                                                        2001        2000
CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                      $  425,170 $  425,170
Additional paid-in capital                              40,000     40,000
Retained earnings                                      286,428    314,594
Other                                                   (5,070)      (836)
 Total common equity                                   746,528    778,928
Cumulative preferred stock                              95,140     95,140
Long-term debt                                         360,600    360,600
 Total capitalization                                1,202,268  1,234,668

CURRENT LIABILITIES:
Current portion of long-term debt                      246,200    246,200
Notes payable to parent                                 60,753    114,589
Accounts payable                                       104,955    136,892
Dividends declared                                       1,220      1,367
Accrued taxes                                           15,440      8,073
Accrued interest                                         6,399      6,350
Other                                                   15,904     15,826
 Total current liabilities                             450,871    529,297

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 251,249    289,232
Investment tax credit, in
 process of amortization                                60,846     62,979
Accumulated provision for pensions
 and related benefits (Note 4)                         127,894     31,257
Customer advances for construction                       9,600      9,578
Regulatory liabilities (Note 9)                         69,251     61,013
Other                                                   14,786      8,060
 Total deferred credits and other liabilities          533,626    462,119

Total capital and liabilities                       $2,186,765 $2,226,084

The accompanying notes are an integral part of these financial statements.

            Louisville Gas and Electric Company and Subsidiary
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                              (Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,

                                                        2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                   $ (25,648) $   45,430
Items not requiring cash currently:
 Depreciation and amortization                          50,840     48,050
 Deferred income taxes - net                           (41,833)       246
 Investment tax credit - net                            (2,133)    (2,142)
 Non-recurring charges (Note 4)                        113,645          -
 Other                                                   7,466      4,264
Changes in current assets and liabilities               16,670      8,036
Sale of accounts receivable (Note 6)                    52,900          -
Other                                                  (18,568)    (4,508)
 Net cash flows from operating activities              153,339     99,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                      -       (194)
Proceeds from sales of securities                        4,350      1,520
Construction expenditures                              (96,050)   (64,560)
 Net cash flows from investing activities              (91,700)   (63,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of pollution control bonds                          -     25,000
Retirement of first mortgage and
 pollution control bonds                                     -    (46,083)
Short-term borrowings                                   35,763  1,432,256
Repayment of short-term borrowings                     (89,600)(1,420,596)
Payment of dividends                                    (2,665)   (41,901)
 Net cash flows from financing activities              (56,502)   (51,324)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                        5,137    (15,182)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                     2,495     54,761

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $   7,632 $   39,579

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $  15,882 $    4,396
  Interest on borrowed money                            16,090     17,876

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements.

            Louisville Gas and Electric Company and Subsidiary
               Consolidated Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                    Ended June 30,        Ended June 30,

                                  2001       2000       2001        2000
Balance at beginning
 of period                      $259,181   $258,987   $314,594   $259,231
Net income (loss)                 28,467     28,009    (25,648)    45,430
 Subtotal                        287,648    286,996    288,946    304,661

Cash dividends declared on stock:
5% cumulative preferred              269        269        538        538
Auction rate cumulative
 preferred                           584        681      1,246      1,210
$5.875 cumulative preferred          367        367        734        734
Common                                 -     16,500          -     33,000
 Subtotal                          1,220     17,817      2,518     35,482

Balance at end of period        $286,428   $269,179   $286,428   $269,179

The accompanying notes are an integral part of these financial statements.

            Louisville Gas and Electric Company and Subsidiary
             Consolidated Statements of Comprehensive Income
                               (Unaudited)
                             (Thousands of $)

                                    	   Three Months          Six Months
                                		   Ended June 30,      Ended June 30,

                        	            2001       2000       2001       2000
Net income (loss)		                $28,467    $28,009  $(25,648)   $45,430

Cumulative effect of change in
 accounting principle-Accounting for
 Derivative Instruments and Hedging
 Activities (Note 5)		                -          -    (5,998)         -

Gains (losses) on derivative instruments
 and hedging activities                     977          -    (1,058)         -

Unrealized holding (losses) on
 available-for-sale securities
 arising during the period                    -       (107)        -       (266)

Other comprehensive income (loss),
 before tax                                 977       (107)   (7,056)      (266)

Income tax (expense) benefit related
 to items of other comprehensive
 income (loss)                             (391)        43     2,822        107

Comprehensive income (loss)             $29,053    $27,945  $(29,882)   $45,271

The accompanying notes are an integral part of these financial statements.

                Kentucky Utilities Company and Subsidiary
                    Consolidated Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  2001       2000       2001        2000

OPERATING REVENUES (Note 8)     $219,360   $205,324   $431,153   $423,102

OPERATING EXPENSES:
Fuel for electric generation      55,523     51,466    111,451    107,081
Power purchased                   52,023     43,464     84,908     82,308
Non-recurring charges (Note 4)         -          -     63,788     11,030
Other operation expenses          27,343     24,167     53,961     53,015
Maintenance                       15,549     17,078     27,519     31,228
Depreciation and amortization     23,818     24,493     47,646     48,825
Federal and state
 income taxes                     11,821     11,368      5,371     22,734
Property and other taxes           4,277      4,376      8,432      9,216
 Total operating expenses        190,354    176,412    403,076    365,437

NET OPERATING INCOME              29,006     28,912     28,077     57,665

Other income - net                 2,621      2,654      4,414      3,979
Interest charges (Note 5)         10,425     10,034     18,542     19,938

NET INCOME before Cumulative
 Effect of Accounting Change      21,202     21,532     13,949     41,706

Cumulative Effect of Change in
 Accounting for Derivative
 Instruments and Hedging
 Activities, net of tax
 (Note 5)                              -          -        136          -

NET INCOME                        21,202     21,532     14,085     41,706

Preferred stock dividends            564        564      1,128      1,128

NET INCOME AVAILABLE
 FOR COMMON STOCK               $ 20,638   $ 20,968   $ 12,957   $ 40,578

The accompanying notes are an integral part of these financial statements.

                Kentucky Utilities Company and Subsidiary
                       Consolidated Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        2001        2000

UTILITY PLANT:
At original cost                                    $3,012,157 $2,932,763
Less:  reserve for depreciation                      1,419,880  1,378,283
 Net utility plant                                   1,592,277  1,554,480

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                           10,017     14,538

CURRENT ASSETS:
Cash                                                       184        314
Accounts receivable - less reserve (Note 6)             72,352     90,419
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              38,503     12,495
 Other                                                  25,866     25,812
Prepayments and other                                    4,528      1,899
 Total current assets                                  141,433    130,939

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 4,492      4,651
Regulatory assets (Note 9)                              22,055     26,441
Other                                                   15,522      8,469
 Total deferred debits and other assets                 42,069     39,561

Total assets                                        $1,785,796 $1,739,518

The accompanying notes are an integral part of these financial statements.

                Kentucky Utilities Company and Subsidiary
                   Consolidated Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        2001        2000

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                      $  308,140 $  308,140
Additional paid-in capital                              15,000     15,000
Retained earnings                                      360,195    347,238
Other                                                      994       (595)
 Total common equity                                   684,329    669,783
Cumulative preferred stock                              40,000     40,000
Long-term debt                                         431,938    430,830
 Total capitalization                                1,156,267  1,140,613

CURRENT LIABILITIES:
Current portion of long-term debt                       54,000     54,000
Notes payable to parent                                 39,790     61,239
Accounts payable                                       110,640     76,339
Dividends declared                                         188        188
Accrued taxes                                           22,625     19,622
Accrued interest                                         6,144      6,373
Other                                                   18,118     18,579
 Total current liabilities                             251,505    236,340

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 221,368    246,680
Investment tax credit, in
 process of amortization                                13,178     14,901
Accumulated provision for pensions
 and related benefits (Note 4)                          88,173     47,495
Customer advances for construction                       1,643      1,540
Regulatory liabilities (Note 9)                         35,679     38,392
Other                                                   17,983     13,557
 Total deferred credits and other liabilities          378,024    362,565

Total capital and liabilities                       $1,785,796 $1,739,518

The accompanying notes are an integral part of these financial statements.

                Kentucky Utilities Company and Subsidiary
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                             (Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,

                                                        2001        2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  14,085  $  41,706
Items not requiring cash currently:
 Depreciation and amortization                          47,646     48,825
 Deferred income taxes - net                           (28,061)    (7,478)
 Investment tax credit - net                            (1,723)    (1,837)
 Non-recurring charges (Note 4)                         50,078          -
 Other                                                   5,169       (910)
Changes in current assets and liabilities              (23,032)    38,445
Sale of accounts receivable (Note 6)                    40,000          -
Other                                                   (1,545)      (139)
 Net cash flows from operating activities              102,617    118,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                              (80,170)   (48,403)
 Net cash flows from investing activities              (80,170)   (48,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings                                  229,094     69,773
Repayment of short-term borrowings                    (250,543)   (39,842)
Issuance of pollution control bonds                          -     12,900
Retirement of pollution control bonds                        -    (74,785)
Payment of dividends                                    (1,128)   (44,564)
 Net cash flows from financing activities              (22,577)   (76,518)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                         (130)    (6,309)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                       314      6,793

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $     184  $     484

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $  34,994  $  19,949
  Interest on borrowed money                            16,735     18,654

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

                Kentucky Utilities Company and Subsidiary
               Consolidated Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  2001       2000       2001        2000

Balance at beginning
 of period                      $339,557   $324,080   $347,238   $329,470
Net income                        21,202     21,532     14,085     41,706
Subtotal                         360,759    345,612    361,323    371,176

Cash dividends declared on stock:
4.75% preferred                      237        237        475        475
6.53% preferred                      327        327        653        653
Common                                 -     25,000          -     50,000
 Subtotal                            564     25,564      1,128     51,128

Balance at end of period        $360,195   $320,048   $360,195   $320,048

The accompanying notes are an integral part of these financial statements.

                 Kentucky Utilities Company and Subsidiary
              Consolidated Statements of Comprehensive Income
                               (Unaudited)
                             (Thousands of $)

                                    	Three Months            Six Months
                                       	   Ended                  Ended
                                            June 30,               June 30,
                                  	    2001       2000       2001        2000


Net income                            $21,202    $21,532    $14,085    $41,706

Cumulative effect of change in
  accounting principle-Accounting
  for Derivative Instruments and
  Hedging activities (Note 5)               -          -      2,647          -
Other comprehensive income, before tax      -          -      2,647          -
Income tax (expense) related to items
  of other comprehensive income             -          -     (1,059)         -

Comprehensive income                  $21,202    $21,532    $15,673    $41,706

The accompanying notes are an integral part of these financial statements.

            Louisville Gas and Electric Company and Subsidiary
                Kentucky Utilities Company and Subsidiary

                      Notes to Financial Statements
                               (Unaudited)

1. The unaudited consolidated financial statements include the accounts of Louisville Gas and Electric Company and Subsidiary and Kentucky Utilities Company and Subsidiary ("LG&E" and "KU" or the "Companies"). The common stock of each of LG&E and KU is wholly owned by LG&E Energy Corp. ("LG&E Energy"). In the opinion of management, all adjustments, including those of a normal recurring nature, have been made to present fairly the consolidated financial position, results of operations, comprehensive income and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Companies respectively believe that the disclosures are adequate to make the information presented not misleading.

   See LG&E's and KU's Reports on Form 10-K for 2000 for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Companies.

2. Effective December 11, 2000, LG&E Energy was acquired by Powergen plc ("Powergen"). LG&E Energy had announced on February 28, 2000 the offer to be acquired by Powergen for cash of approximately $3.2 billion or $24.85 per share and the assumption of all of LG&E Energy's debt. Pursuant to the acquisition agreement, among other things, LG&E Energy became a wholly owned subsidiary of Powergen and, as a result, LG&E and KU became indirect subsidiaries of Powergen. The utility operations (LG&E and KU) of LG&E Energy have continued their separate identities and continue to serve customers in Kentucky and Virginia under their existing names. The preferred stock and debt securities of the utility operations were not affected by this transaction and the utilities continue to file SEC reports. Following the acquisition, Powergen became a registered holding company under Public Utility Holding Company Act of 1935 ("PUHCA"), and LG&E and KU, as subsidiaries of a registered holding company, became subject to additional regulation under PUHCA.

   As a result of the Powergen acquisition and in order to comply with PUHCA, LG&E Energy Services Inc. ("LG&E Services") was formed and became operational on January 1, 2001. LG&E Services provides certain services to affiliated entities, including LG&E and KU, at cost, as required under PUHCA. On January 1, 2001, approximately 1,000 employees, mainly from LG&E Energy, LG&E and KU, were moved to LG&E Services.

3. On April 9, 2001, a German power company, E.ON AG ("E.ON"), announced a pre-conditional cash offer of 5.1 billion pounds sterling ($7.3 billion) for Powergen. The offer is subject to a number of conditions, including the receipt of certain European and United States regulatory approvals. On August 6, 2001,the Kentucky Public Service Commission approved the acquisition of Powergen and LG&E Energy by E.ON. The parties expect to obtain the remaining regulatory approvals by early 2002 and they expect to complete the transaction in the spring of 2002. See Powergen's schedule 14D-9 and associated schedules to such filing, filed with the Securities and Exchange Commission on April 9, 2001.

4. During the first quarter 2001, the Companies took a $124.1 million after tax charge (LG&E $86.1 million, and KU $38 million) for a workforce reduction program. Primary components of the charges were separation benefits, enhanced early retirement benefits, and health care benefits. The result of this workforce reduction was the elimination of approximately 1,000 positions most of which was accomplished through the Companies' voluntary enhanced severance program. During the first quarter 2000, the Companies' took an $11.4 million after-tax charge for the continued integration of the operations of LG&E and KU including their customer service centers and their retail electric and gas operations. The result of this consolidation was the elimination of approximately 400 positions most of which was accomplished through the Companies' voluntary enhanced severance program.

   On June 1, 2001, LG&E and KU filed an application with the Kentucky Commission to create regulatory assets totaling $144 million (pretax) for LG&E ($114.5 million and $29.5 million attributable to electric and gas businesses, respectively) and $56 million (pretax) for KU relating to these first quarter 2001 charges. The application seeks to amortize these costs over a four-year period. If the application were granted, the allowed portion of the non-recurring charges would be reversed through the income statement to create the regulatory assets. To date no procedural schedule has been established by the Kentucky Commission in this matter.

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

   The Companies use interest rate swaps to hedge exposure to market fluctuations in certain of its debt instruments. Pursuant to Company policy, use of these financial instruments is intended to mitigate risk and earnings volatility and is not speculative in nature. Management has designated all of the Companies' interest rate swaps as hedge instruments. Financial instruments designated as cash flow hedges have resulting gains and losses recorded within other comprehensive income and stockholders' equity. To the extent a financial instrument or the underlying item being hedged is prematurely terminated or the hedge becomes ineffective, the resulting gains or losses are reclassified from other comprehensive income to net income. Financial instruments designated as fair value hedges are periodically marked-to-market with the resulting gains and losses recorded directly into net income to correspond with income or expense recognized from changes in market value of the items being hedged.

   As of June 30, 2001, LG&E had fixed rate swaps covering $217,335,000 in notional amounts of variable rate debt and with fixed rates ranging from 3.560% to 5.495%. The average variable rate on the debt during the quarter was 3.85%. The swaps have been designated as cash flow hedges and expire on various dates from September 2001 through November 2020. The hedges were deemed to be fully effective resulting in pretax income for the quarter ended June 30, 2001 of $977,000, and a pretax loss of $1,058,000 for the six months ended June 30, 2001, recorded in Other Comprehensive Income. Upon expiration of these hedges, the amount recorded in Other Comprehensive Income will be reclassified into earnings.

   As of June 30, 2001, KU had variable rate swaps covering
   $153,000,000 in notional amounts of fixed rate debt. The average variable rate on these swaps during the quarter was 5.05%. The underlying debt has fixed rates ranging from 5.873% to 7.920%. The swaps have been designated as fair value hedges and expire on various dates from May 2007 through June 2025. During the quarter ended June 30, 2001, the effect of marking these financial instruments and the underlying debt to market resulted in pretax losses of $1,242,000 recorded as an increase in interest expense. The effect for the six months was a pretax gain of $221,000 recorded as a reduction in interest expense.

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

   On February 6, 2001, LG&E and KU each sold accounts receivables to two wholly-owned subsidiaries, LG&E Receivables LLC ("LGE-R") and KU Receivables LLC ("KU-R"), respectively. Simultaneously, LGE-R and KU-R entered into two separate three-year accounts receivables securitization facilities with two financial institutions and their affiliates whereby LGE-R and KU-R can sell, on a revolving basis, an undivided interest in certain of their receivables and receive up to $75 million and $50 million, respectively, from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. Furthermore, LG&E and KU retain the servicing rights of the sold receivables through two separate servicing agreements between the third party purchaser and each utility. Under these agreements, LG&E and KU receive a fee for servicing the sold receivables on behalf of the third party purchaser. As of June 30, 2001, LG&E's outstanding program balance was $52.9 million and KU's balance was $40.0 million.

   The allowance for doubtful accounts associated with the eligible securitized receivables was $.8 million for LG&E and $.4 million for KU at June 30, 2001. Charge offs were immaterial for LG&E and KU. The risk of uncollectibility associated with the sold receivables is minimal. Through June 30, approximately .15%, or $698,000, of total receivables for LG&E and KU were uncollectible. Moreover, each securitization facility contains a fully funded reserve for uncollectible receivables.

7. In October 2000, LG&E and KU each filed an application with the Kentucky Commission to amend their respective Environmental Compliance Plans to reflect the addition of Nitrogen Oxide ("NOx") reduction technology projects and to amend their respective Environmental Cost Recovery Tariffs ("ECR") to include an overall rate of return on capital investments. The NOx reduction technology is anticipated to allow LG&E and KU to meet new Environmental Protection Agency NOx requirements that take effect in 2003-2004. The Kentucky Commission issued an order on April 18, 2001, that approved the amended environmental compliance plan and the use of an overall rate of return, including an 11.5% return on equity, effective May 1, 2001. Costs associated with the amended compliance plan may be recovered by the Companies as incurred, subject to review and approval by the Kentucky Commission in periodic regulatory reviews.

8. External and intersegment revenues (related parties transactions between LG&E and KU) and income by business segment for the three months ended June 30, 2001, follow (in thousands of $):

                                                        Net
                                                      Income/
                                                       (Loss)
                                            Inter-     Avail.
                               External    segment        For
                               Revenues   Revenues     Common

   LG&E electric                $187,472   $  8,818   $ 27,867
   LG&E gas                       32,551          -       (620)
    Total                       $220,023   $  8,818   $ 27,247


   KU electric                  $209,507   $  9,853   $ 20,638

   External and intersegment revenues (related parties transactions between LG&E and KU) and income by business segment for the six months ended June 30, 2001, follow (in thousands of $):
                                                        Net
                                                      Income/
                                                       (Loss)
                                            Inter-     Avail.
                               External    segment        For
                               Revenues   Revenues     Common

   LG&E electric                $335,833  $  15,831 $ (16,575)
   LG&E gas                      190,448          -   (11,591)
    Total                       $526,281  $  15,831 $ (28,166)


   KU electric                  $415,618  $  15,535 $  12,957


   External and intersegment revenues (related parties transactions between LG&E and KU) and income by business segment for the three months ended June 30, 2000, follow (in thousands of $):
                                                        Net
                                                      Income/
                                                       (Loss)
                                            Inter-     Avail.
                               External    segment        For
                               Revenues   Revenues     Common

   LG&E electric                $175,420   $  4,332   $ 26,772
   LG&E gas                       29,979          -        (80)
    Total                       $205,399   $  4,332   $ 26,692


   KU electric                  $201,186   $  4,138   $ 20,968

   External and intersegment revenues (related parties transactions between LG&E and KU) and income by business segment for the six months ended June 30, 2000, follow (in thousands of $):

                                                        Net
                                                      Income/
                                                       (Loss)
                                            Inter-     Avail.
                               External    segment        For
                               Revenues   Revenues     Common

   LG&E electric                $330,539  $  10,540  $  43,077
   LG&E gas                      118,295          -       (129)
    Total                       $448,834  $  10,540  $  42,948


   KU electric                  $411,957  $  11,145  $  40,578

9. The following regulatory assets and liabilities were included in the balance sheet of LG&E and KU as of June 30, 2001 and December 31, 2000 (in thousands of $):

                        Louisville Gas and Electric
                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        2001        2000

REGULATORY ASSETS:
Unamortized loss on bonds                            $  18,469  $  19,036
Gas supply adjustments due from customers               39,258     12,324
Merger costs                                             7,259      9,073
One utility costs                                        4,987      6,331
Manufactured gas sites                                   2,215      2,368
Other                                                    8,031      5,307
 Total                                                  80,219     54,439

REGULATORY LIABILITIES:
Deferred income taxes - net                             50,743     54,593
Gas supply adjustments due to customers                 14,289      2,029
Other                                                    4,219      4,391
 Total                                               $  69,251  $  61,013



                            Kentucky Utilities
                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        2001        2000

REGULATORY ASSETS:
Unamortized loss on bonds                            $   6,577  $   7,011
Merger costs                                             8,185     10,232
One utility costs                                        6,434      8,273
Other                                                      858        925
 Total                                                  22,054     26,441

REGULATORY LIABILITIES:
Deferred income taxes - net                             34,734     37,484
Other                                                      945        908
 Total                                               $  35,679  $  38,392

10.Statements of Financial Accounting Standards ("SFAS") No. 141, Business
   Combinations and No. 142, Goodwill and Other Intangible Assets were issued in the second quarter of 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 requires goodwill to be recorded, but not amortized. Further, goodwill will now be subject to a periodic assessment for impairment. LG&E and KU have no recorded goodwill and have no merger or acquisitions in progress. Therefore, the provisions of these new pronouncements were effective July 1, 2001, for LG&E and KU. Management does not expect adoption of these standards to have a material impact on the results of operations or financial position of LG&E or KU.

11.Reference is made to Part II, Legal Proceedings, below and Part I, Item
   3, Legal Proceedings, of LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

General

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's and KU's financial results of operations and financial condition during the three and six months periods described during 2001 and should be read in connection with the financial statements and notes thereto.

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

                          Results of Operations

The results of operations for LG&E and KU are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

              Three Months Ended June 30, 2001, Compared to
                     Three Months Ended June 30, 2000


LG&E Results:

LG&E's net income increased $.5 million (2%) for the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000.

A comparison of LG&E's revenues for the quarter ended June 30, 2001, with the quarter ended June 30, 2000, (excluding the reversal in the second quarter of 2000 of a Fuel Adjustment Clause (FAC) refund of $1 million) reflects increases and decreases which have been segregated by the following principal causes (in thousands of $):

                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                    $     (676)  $ 20,488
 Earnings sharing mechanism                               (119)         -
 Performance based rate                                  1,096          -
 Merger surcredit                                         (803)         -
 Gas rate increase                                           -      4,179
 Weather normalization                                       -       (134)
 Variation in sales volume, etc.                        (1,330)   (19,296)

 Total retail sales                                     (1,832)     5,237

Wholesale sales                                         19,872     (2,976)
Gas transportation - net                                     -         57
Other                                                     (502)       254

  Total                                              $  17,538   $  2,572

Electric revenues increased primarily due to increased kWh sales and higher priced sales to wholesale customers.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in retail rates, subject to the approval of the Kentucky Commission. Fuel for electric generation increased $3.1 million (8%) for the quarter because of an increase in volume of generation ($5 million) partially offset by lower cost of coal burned ($1.9 million). Gas supply expenses increased $.1 million (1%) due to an increase in net gas supply cost ($4.7 million) partially offset by a decrease in the volume of gas delivered to the distribution system ($4.6 million).

Power purchased increased $8.4 million (35%) primarily because of increased purchases to support sales to other utilities ($8.1 million).

Other operations expenses increased $5.9 million (19%) in 2001, as compared to 2000, primarily as a result of increased outside services and pension expense ($7 million) partially offset by decreases in various operating expenses ($1.1 million). Outside services increased in part due to the formation of LG&E Services, as required by the Securities and Exchange Commission to comply with PUHCA.

Maintenance expenses decreased $3.7 million (22%) in 2001 mainly due to decreases in software and communication equipment maintenance ($2.3 million) and scheduled outages at the Mill Creek and Cane Run generating stations ($1.9 million) partially offset by other increases in maintenance expense.

Depreciation and amortization increased $1.7 million (7%) due to an increase in depreciable plant in service and higher depreciation rates. A depreciation study was completed in late 2000 with new depreciation rates going into effect in 2001. The new rates, as compared to rates in effect for 2000, are expected to increase LG&E's annual depreciation expense by about $.9 million in 2001.

Other income and deductions decreased $1.5 million (80%) in 2001 primarily due to decreases in the gain on sale of non-utility property and lower interest income.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Interest charges decreased $1.6 million (15%) due to lower interest rates on variable rate debt ($.6 million) and the retirement of short-term borrowings ($2.1 million) partially offset by an increase in interest on debt to parent company ($.8 million) and the increase in interest associated with LG&E's accounts receivable securitization program ($.3 million).


KU Results:

KU's net income decreased $.3 million for the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000.

A comparison of KU's revenues for the quarter ended June 30, 2001, with the quarter ended June 30, 2000, reflects increases and (decreases) which have been segregated by the following principal causes (thousands of $):

Retail sales:
 Fuel supply adjustments                               $ 4,116
 Environmental cost recovery surcharge                     104
 Performance based rate                                    839
 Merger surcredit                                         (950)
 Variation in sales volume, etc.                        (3,747)

 Total retail sales                                        362

Wholesale sales                                         13,630
Other                                                       44

 Total                                               $  14,036

Electric revenues increased primarily due to increased kWh sales and higher priced sales to wholesale customers.

Fuel for electric generation comprises a large segment of KU's total operating expenses. KU's electric rates contain a FAC, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission, and the Federal Energy Regulatory Commission. Fuel for electric generation increased $4.1 million (8%) for the second quarter of 2001 as compared to the second quarter of 2000, due to a $3.1 million increase in the cost of coal burned and a $1 million increase in volume burned.

Power purchased increased $8.6 million (20%) in 2001 primarily due to increased sales for resale activities in the wholesale electric market.

Other operating expenses increased $3.2 million (13%) due to increased outside services and pension expense. Outside services increased in part due to the formation of LG&E Services, as required by the Securities and Exchange Commission to comply with PUHCA.

Maintenance expenses decreased $1.5 million (9%) primarily due to decreases in steam expenses, $2.5 million, partially offset by increased transmission maintenance, $.7 million. The decrease in steam expense is due to repairs during a scheduled outage at the Ghent steam plant during the second quarter 2000.

Depreciation and amortization decreased $.7 million (3%) due to a decrease in depreciation rates, partially offset by an increase in plant in service. A depreciation study was completed in late 2000 with new depreciation rates going into effect in 2001. The new rates, as compared to rates in effect for 2000, are expected to decrease KU's annual depreciation expense by about $6 million in 2001.

Variations in income tax expense are largely attributable to changes in pretax income.

Interest charges increased $.4 million (4%) for the second quarter 2001 as compared to second quarter 2000 due to implementation of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. See Note 5 of Notes to Financial Statements.

               Six Months Ended June 30, 2001, Compared to
                      Six Months Ended June 30, 2000


LG&E Results:

LG&E's net income decreased $71.1 million for the first six months of 2001, as compared to the first six months of 2000, primarily because of a $86.1 million net of tax one-time charge for LG&E's workforce reduction program. These expenses were partially offset by a $4.8 million net of tax one-time charge incurred in the first quarter of 2000 for LG&E's One-Utility Program. See Note 4 of Notes to Financial Statements. Excluding these one-time charges, LG&E's net income would have increased $10.2 million primarily due to increased gas sales to retail consumers, increased electric wholesale sales, and lower maintenance expenses.

A comparison of LG&E's revenues for the six months ended June 30, 2001, with the six months ended June 30, 2000, excluding the reversal of provisions for certain rate refunds of $1.8 million, reflects increases and decreases which have been segregated by the following principal causes (in thousands of $):
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                      $  1,263   $ 85,304
 Earnings sharing mechanism                               (119)         -
 Environmental cost recovery surcharge                     (66)         -
 Performance based rate                                  2,275          -
 Electric rate reduction                                (3,671)         -
 Merger surcredit                                       (1,636)         -
 Gas rate increase                                           -     11,788
 Weather normalization                                       -     (2,329)
 Variation in sales volume, etc.                         3,708    (12,480)

 Total retail sales                                      1,754     82,283

Wholesale sales                                         10,799    (10,382)
Gas transportation - net                                     -       (337)
Other                                                     (124)       589

  Total                                               $ 12,429   $ 72,153

Electric revenues increased due to higher priced wholesale sales in 2001.

The electric rate reduction resulted from the Kentucky Commission's January 2000 PBR order reducing LG&E's base electric rates.

Gas revenues increased primarily as a result of higher gas supply costs billed to customers through the gas supply clause and the gas rate increase ordered by the Kentucky Commission in September 2000, partially offset by decreased wholesale sales.

Fuel for electric generation increased $1.7 million (2%) for the six months because of an increase in generation ($2.4 million) partially offset by lower cost of coal burned ($.7 million).

Gas supply expenses increased $62 million (76%) due to an increase in net gas purchase prices.

Power purchased decreased $2 million (4%) primarily because of a decrease in brokered sales activities ($8.1 million), partially offset by increased sales to other utilities ($6.1 million).

The increase in non-recurring charges of $136.2 million, $81.2 million after tax, is due to the costs associated with LG&E's workforce reduction program. See Note 4 of Notes to Financial Statements.

Other operation expenses increased $4.2 million (6%) primarily as a result of increased outside services and pension expense ($8.3 million) partially offset by a decrease in steam production costs ($2.7 million) and electric distribution expenses ($1 million). Outside services increased in part due to the formation of LG&E Services, as required by the Securities and Exchange Commission to comply with PUHCA.

Maintenance expenses for the first six months of 2001 decreased $7.1 million (23%) primarily due to decreases in scheduled outages at the Mill Creek and the Cane Run generating stations ($3.5 million), and software maintenance costs ($4 million).

Depreciation and amortization increased $2.8 million (6%) due to an increase in depreciable plant in service and higher depreciation rates.

Other income and deductions increased $2 million (60%) primarily due to decreases in the gain on sale of non-utility property and lower interest income.

Variations in income tax expense are largely attributable to changes in pre-tax income.


KU Results:

KU's net income decreased $27.6 million for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. Excluding the non-recurring charges (described in Note 4 of the Notes to Financial
Statements), net income increased approximately $4 million, due largely to decreased maintenance, depreciation and interest expenses.

A comparison of KU's revenues for the six months ended June 30, 2001, with the six months ended June 30, 2000, reflects increases and (decreases) which have been segregated by the following principal causes (thousands of $):

Retail sales:
 Fuel supply adjustments                              $  4,158
 Environmental cost recovery surcharge                    (491)
 Performance based rate                                  1,732
 Merger surcredit                                       (2,038)
 Electric rate reduction                                (5,395)
 Variation in sales volume, etc.                         4,993

 Total retail sales                                      2,959

Wholesale sales                                          4,548
Other                                                      544

 Total                                                $  8,051

Electric revenues increased mainly due to higher priced wholesale sales in 2001, partially offset by the electric rate reduction order by the Kentucky Commission in January 2000.

Fuel for electric generation increased $4.4 (4%) million for the six months ended June 30, 2001 as compared to the comparable period of 2000, due to a $5.3 million increase in the cost of coal burned partially offset by a $.9 million decrease in volume burned.

Power purchased increased $2.6 million (3%) in 2001 primarily due to increased sales for resale activities in the wholesale electric market.

Non-recurring charges increased $52.8 million, $31.4 million after tax. These costs are due to KU's workforce reduction program. See Note 4 of Notes to Financial Statements.

Other operating expenses increased $.9 million. The increase is attributed primarily to increased administrative and general expenses.

Maintenance expenses decreased $3.7 million (12%) due to decreases in steam expenses, primarily resulting from repairs during a scheduled outage at the Ghent steam plant during 2000.

Depreciation and amortization decreased $1.2 million (3%) due to a decrease in depreciation rates partially offset by increased plant in service.

Property and other taxes decreased $.8 million (9%) in 2001 primarily due to decreases in payroll taxes as a result of KU's workforce reductions.

Variations in income tax expense are largely attributable to changes in pretax income.

Interest charges decreased $1.4 million (7%) for the first six months 2001 as compared to first six months 2000 due to lower interest rates on variable rate debt, interest rate swaps in effect for 2001, and implementation of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. See Note 5 of Notes to Financial Statements.

                     Liquidity and Capital Resources

LG&E's and KU's need for capital funds are largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers. Lines of credit and commercial paper programs are maintained to fund short-term capital requirements.

Construction expenditures for the six months ended June 30, 2001, of $96 million for LG&E and $80 million for KU, primarily for the purchase of two jointly owned combustion turbines, were financed with internally generated funds and the accounts receivable securitization program. See Note 6 of Notes to Financial Statements concerning accounts receivable securitization.

LG&E's and KU's combined cash and temporary cash investment balance increased $5 million (LG&E $5.1 million, KU $(.1) million) during the six months ended June 30, 2001. The increase reflects cash flows from operations and sale of accounts receivables, partially offset by construction expenditures and debt repayments.

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

At June 30, 2001, unused capacity under LG&E's lines of credit totaled $200 million. KU had no committed lines of credit at June 30, 2001.

LG&E's debt ratings as of June 30, 2001, were:

                                       Moody's     S&P     Fitch

     First mortgage bonds                A1        A-        A+
     Unsecured debt                      A2        BBB       A
     Preferred stock                     a2        BBB-      A-
     Commercial paper                    P-1       A-2       F-1

KU's debt ratings as of June 30, 2001, were:

                                       Moody's     S&P     Fitch

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

LG&E's capitalization ratios at June 30, 2001, and December 31, 2000, follow:


                                              June 30,  Dec. 31,
                                                2001      2000

Long-term debt (including current portion)      40.2%     38.0%
Notes payable                                    4.0       7.2
Preferred stock                                  6.3       6.0
Common equity                                   49.5      48.8
Total                                          100.0%    100.0%

KU's capitalization ratios at June 30, 2001, and December 31, 2000, follow:

                                              June 30,  Dec. 31,
                                                2001      2000

Long-term debt (including current portion)      38.9%     38.6%
Notes payable                                    3.2       4.9
Preferred stock                                  3.2       3.2
Common equity                                   54.7      53.3
Total                                          100.0%    100.0%

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

The potential change in interest expense resulting from changes in base interest rates of the Companies' unswapped debt did not change materially in 2001. The potential changes in the fair values of the Company's interest-rate swaps resulting from changes in interest rates and the yield curve also did not change materially in 2001. The Company's exposure to market risks from changes in commodity prices remained immaterial in 2001.

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

On August 6, 2001 the Kentucky Commission issued an order approving the application of E.ON, Powergen and the Companies to proceed with the transaction. The approval order included certain business and operational conditions regarding E.ON, Powergen, LG&E Energy, and the Companies, which conditions are under consideration for acceptance by the applicants.

Item 6(a).  Exhibits.

None.

Item 6(b).  Reports on Form 8-K.

None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  August 14, 2001          /s/ S. Bradford Rives
                                S. Bradford Rives
                                Senior Vice President - Finance and
                                Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  August 14, 2001          /s/ S. Bradford Rives
                                S. Bradford Rives
                                Senior Vice President - Finance and
                                Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)