Form 10-Q
period 2002-03-31
LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO
filed 2002-05-14
CIK 60549, 55387

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 2002


                                    or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X.   No __.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Louisville Gas and Electric Company
       21,294,223 shares, without par value, as of April 30, 2002, all held by LG&E Energy Corp.
                        Kentucky Utilities Company
       37,817,878 shares, without par value, as of April 30, 2002, all held by LG&E Energy Corp.

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

      	            TABLE OF CONTENTS

                             PART I

Item 1 Consolidated Financial Statements

          Louisville Gas and Electric Company and Subsidiary
            Statements of Income                                1
            Balance Sheets                                      2
            Statements of Cash Flows                            4
            Statements of Retained Earnings                     5
            Statements of Other Comprehensive Income            6

          Kentucky Utilities Company and Subsidiary
            Statements of Income                                7
            Balance Sheets                                      8
            Statements of Cash Flows                           10
            Statements of Retained Earnings                    11
            Statements of Other Comprehensive Income           12

          Notes to Consolidated Financial Statements           13

Item 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations                            20

Item 3 Quantitative and Qualitative Disclosures About
          Market Risk                                          25

                             PART II

Item 1 Legal Proceedings                                       26

Item 6 Exhibits and Reports on Form 8-K                        26

       Signatures                                              28

      Part I.  Financial Information - Item 1.  Financial Statements

            Louisville Gas and Electric Company and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                              (Thousands of $)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        2002        2001
OPERATING REVENUES:
Electric (Note 7)                                      $166,246   $155,374
Gas(Note 7)    						117,119    157,897
 Total operating revenues                               283,365    313,271

OPERATING EXPENSES:
Fuel for electric generation                             44,107     38,484
Power purchased                                          23,581     11,341
Gas supply expenses                                      83,467    125,237
Non-recurring charges (Note 4)                                -    144,385
Other operation expenses                                 48,410     35,283
Maintenance                                              12,001     10,555
Depreciation and amortization                            25,278     25,267
Federal and state
 income taxes                                            13,237    (38,011)
Property and other taxes                                  4,536      4,462
 Total operating expenses                               254,617    357,003

NET OPERATING INCOME (LOSS)                              28,748    (43,732)

Other income - net                                            1        996
Interest charges                                          7,806     11,379

NET INCOME (LOSS)                                        20,943    (54,115)

Preferred stock dividends                                 1,065      1,299
NET INCOME (LOSS) AVAILABLE
 FOR COMMON STOCK                                      $ 19,878   $(55,414)

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)
                                  ASSETS


                                                      Mar. 31,    Dec. 31,
                                                        2002        2001

UTILITY PLANT:
At original cost                                    $3,444,952 $3,423,037
Less:  reserve for depreciation                      1,404,277  1,381,874
 Net utility plant                                   2,040,675  2,041,163

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                            1,356      1,176

CURRENT ASSETS:
Cash                                                    16,082      2,112
Accounts receivable - less reserve (Note 6)            120,576     85,667
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              28,715     22,024
 Gas stored underground                                 15,278     46,395
 Other                                                  28,176     29,050
Prepayments and other                                    4,071      4,688
 Total current assets                                  212,898    189,936

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 5,269      5,921
Regulatory assets (Note 8)                             169,544    197,142
Other                                                   13,686     13,016
 Total deferred debits and other assets                188,499    216,079

Total assets                                        $2,443,428 $2,448,354

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                   Consolidated Balance Sheets (cont.)
                               (Unaudited)
                             (Thousands of $)
                      CAPITALIZATION AND LIABILITIES


                                                      Mar. 31,    Dec. 31,
                                                        2002        2001

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                      $  425,170 $  425,170
Additional paid-in capital                              40,000     40,000
Retained earnings                                      413,514    393,636
Accumulated other comprehensive income                 (18,994)   (19,900)
Other                                                     (836)      (836)
 Total common equity                                   858,854    838,070
Cumulative preferred stock                              95,140     95,140
Long-term debt (Note 10)                               370,704    370,704
 Total capitalization                                1,324,698  1,303,914

CURRENT LIABILITIES:
Current portion of long-term debt                      246,200    246,200
Notes payable to parent                                122,553     94,197
Accounts payable                                        87,689    149,070
Dividends declared                                       1,065      1,111
Accrued taxes                                           38,451     20,257
Accrued interest                                         3,819      5,818
Other                                                   11,708     11,729
 Total current liabilities                             511,485    528,382

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 299,366    298,143
Investment tax credit, in
 process of amortization                                57,635     58,689
Accumulated provision for pensions
 and related benefits                                  168,043    167,526
Customer advances for construction                       9,758      9,745
Regulatory liabilities (Note 8)                         57,419     65,349
Other                                                   15,024     16,606
 Total deferred credits and other liabilities          607,245    616,058

Total capital and liabilities                       $2,443,428 $2,448,354

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                             (Thousands of $)
                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        2002        2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $   20,943  $ (54,115)
Items not requiring cash currently:
  Depreciation and amortization                         25,278     25,267
  Deferred income taxes - net                              290    (50,358)
  Investment tax credit - net                           (1,054)    (1,067)
   Other                                                10,893      5,074
Changes in current assets and liabilities              (32,199)    12,199
Changes in accounts receivable securitization-net
 (Note 6)						22,000)    74,550
Other                                                    9,775     79,455
 Net cash flows from operating activities               11,926     91,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                   (180)         -
Proceeds from sales of securities                            -      4,225
Construction expenditures                              (24,947)   (66,227)
 Net cash flows from investing activities              (25,127)   (62,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of pollution control bonds                    119,926          -
Retirement of pollution control bonds                 (120,000)         -
Short-term borrowings                                   58,300          -
Repayment of short-term borrowings                     (29,944)   (23,136)
Payment of dividends                                    (1,111)    (1,367)
 Net cash flows from financing activities               27,171    (24,503)

CHANGE IN CASH                                          13,970      4,500

CASH AT BEGINNING OF PERIOD                              2,112      2,495

CASH AT END OF PERIOD                                $  16,082  $   6,995

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $       -  $  (4,226)
Interest on borrowed money                               8,356      9,963

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

            Louisville Gas and Electric Company and Subsidiary
               Consolidated Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                                           Three Months
                                                              Ended
                                                            March 31,

                                                        2002        2001
Balance at beginning
 of period                                            $393,636   $314,594
Net income (loss)                                       20,943    (54,115)
 Subtotal                                              414,579    260,479

Cash dividends declared on stock:
5% cumulative preferred                                    269        269
Auction rate cumulative
 preferred                                                 429        663
$5.875 cumulative preferred                                367        367
 Subtotal                                                1,065      1,299

Balance at end of period                              $413,514   $259,180

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
          Consolidated Statements of Other Comprehensive Income
                               (Unaudited)
                             (Thousands of $)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        2002        2001

Net income (loss)                                      $20,943   $(54,115)

Cumulative effect of change in accounting principle -
 Accounting For Derivative Instruments and
 Hedging Activities (Note 5)                                 -     (5,998)

Gains (Losses) on derivative instruments
  and hedging activities (Note 5)                        1,509     (2,035)

Other comprehensive income (loss),
  before tax                                             1,509     (8,033)

Income tax benefit (expense)
 related to items of other
 comprehensive income (loss)                              (603)     3,213

Other comprehensive income (loss)                     $ 21,849  $ (58,935)

The accompanying notes are an integral part of these consolidated financial statements.

                Kentucky Utilities Company and Subsidiary
                    Consolidated Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        2002        2001


OPERATING REVENUES (Note 7)                           $215,168   $211,793


OPERATING EXPENSES:
Fuel for electric generation                            58,271     55,928
Power purchased                                         41,060     32,885
Non-recurring charges (Note 4)                               -     63,788
Other operation expenses                                34,522     26,618
Maintenance                                             11,559     11,970
Depreciation and amortization                           23,059     23,828
Federal and state
 income taxes                                           14,383     (6,450)
Property and other taxes                                 4,114      4,155
 Total operating expenses                              186,968    212,722
NET OPERATING INCOME (LOSS)                             28,200       (929)
Other income - net                                       1,639      1,793
Interest charges (Note 5)                                5,482      8,117

NET INCOME (LOSS)before Cumulative Effect
 of Accounting Change                                   24,357     (7,253)

Cumulative Effect of Change in
 Accounting for Derivative Instruments
 and Hedging Activities, net of tax                          -        136

NET INCOME (LOSS)                                       24,357     (7,117)

Preferred stock dividends                                  564        564

NET INCOME (LOSS) AVAILABLE
 FOR COMMON STOCK                                     $ 23,793   $ (7,681)

The accompanying notes are an integral part of these consolidated financial statements.

                    Kentucky Utilities Company and Subsidiary
                       Consolidated Balance Sheets
                               (Unaudited)
                             (Thousands of $)
                                  ASSETS


                                                      Mar. 31,    Dec. 31,
                                                        2002        2001

UTILITY PLANT:
At original cost                                    $3,087,542 $3,064,220
Less:  reserve for depreciation                      1,481,695  1,457,754
 Net utility plant                                   1,605,847  1,606,466

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                            9,859      9,629

CURRENT ASSETS:
Cash and temporary cash investments                      5,292      3,295
Accounts receivable - less reserve (Note 6)             79,070     45,291
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              46,034     43,382
 Other                                                  26,729     26,188
Prepayments and other                                    6,057      4,942
 Total current assets                                  163,182    123,098

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 4,233      4,316
Regulatory assets (Note 8)                              61,511     66,467
Other                                                   15,701     16,926
 Total deferred debits and other assets                 81,445     87,709

Total assets                                        $1,860,333 $1,826,902

The accompanying notes are an integral part of these consolidated financial statements.

                Kentucky Utilities Company and Subsidiary
                   Consolidated Balance Sheets (cont.)
                               (Unaudited)
                             (Thousands of $)
                      CAPITALIZATION AND LIABILITIES



                                                     Mar. 31,     Dec. 31,
                                                        2002        2001

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                      $  308,140 $  308,140
Additional paid-in capital                              15,000     15,000
Retained earnings                                      434,689    410,896
Accumulated other comprehensive income                   1,588      1,588
Other                                                     (595)      (595)
 Total common equity                                   758,822    735,029
Cumulative preferred stock                              40,000     40,000
Long-term debt (Note 5)                                432,892    434,506
 Total capitalization                                1,231,714  1,209,535

CURRENT LIABILITIES:
Current portion of long-term debt                       54,000     54,000
Notes payable to parent                                 64,190     47,790
Accounts payable                                        64,132     85,149
Accrued taxes                                           36,249     20,520
Accrued interest                                         4,947      5,668
Other                                                   16,458     16,482
 Total current liabilities                             239,976    229,609

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 237,723    239,204
Investment tax credit, in
 process of amortization                                10,716     11,455
Accumulated provision for pensions
 and related benefits                                   91,824     91,235
Customer advances for construction                       1,498      1,526
Regulatory liabilities (Note 8)                         32,972     33,889
Other                                                   13,910     10,449
 Total deferred credits and other liabilities          388,643    387,758

Total capital and liabilities                       $1,860,333 $1,826,902

The accompanying notes are an integral part of these consolidated financial statements.

                Kentucky Utilities Company and Subsidiary
                  Consolidated Statements of Cash Flows
                              (Unaudited)
                           (Thousands of $)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        2002        2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $  24,357  $  (7,117)
Items not requiring cash currently:
 Depreciation and amortization                          23,059     23,828
 Deferred income taxes - net                            (2,406)   (28,166)
 Investment tax credit - net                              (739)      (862)
 Other                                                   1,233      1,654
Changes in current assets and liabilities              (19,020)    (1,502)
Changes in accounts receivable securitization-net
 (Note 6)				               (25,100)    50,000
Other                                                    8,388     41,947
 Net cash flows from operating activities                9,772     79,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                              (23,611)   (60,302)
 Net cash flows from investing activities              (23,611)   (60,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings                                  174,869     99,325
Repayment of short-term borrowings                    (158,469)  (114,375)
Payment of dividends                                      (564)      (564)
  Net cash flows from financing activities              15,836    (15,614)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                        1,997      3,866

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                     3,295        314

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $   5,292  $   4,180

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $       -  $   3,894
  Interest on borrowed money                             6,101      7,116

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

                Kentucky Utilities Company and Subsidiary
               Consolidated Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                                           Three Months
Ended March 31,

                                                        2002        2001

Balance at beginning
 of period                                            $410,896   $347,238
Net income (loss)                                       24,357     (7,117)
 Subtotal                                              435,253    340,121

Cash dividends declared on stock:
4.75% preferred                                            237        237
6.53% preferred                                            327        327
 Subtotal                                                  564        564

Balance at end of period                              $434,689   $339,557

The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
           Consolidated Statements of Other Comprehensive Income
                               (Unaudited)
                             (Thousands of $)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        2002        2001


Net income (loss)                                      $24,357    $(7,117)

Cumulative effect of change in
  accounting principle-Accounting
  for Derivative Instruments and
  Hedging activities (Note 5)                                -      2,647

Other comprehensive income, before tax                       -      2,647

Income tax (expense) related to items
  of other comprehensive income                              -     (1,059)

Other comprehensive income (loss)                      $24,357    $(5,529)

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                Kentucky Utilities Company and Subsidiary

                Notes to Consolidated Financial Statements
                               (Unaudited)

1. The unaudited consolidated financial statements include the accounts of Louisville Gas and Electric Company and Subsidiary and Kentucky Utilities Company and Subsidiary ("LG&E" and "KU" or the "Companies"). The common stock of each of LG&E and KU is wholly owned by LG&E Energy Corp. ("LG&E Energy"). In the opinion of management, the unaudited interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, comprehensive income and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading.

   See LG&E's and KU's Reports on Form 10-K for 2001 for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Companies.

2. On December 11, 2000, LG&E Energy Corp. was acquired by Powergen plc for cash of approximately $3.2 billion or $24.85 per share and the assumption of all of LG&E Energy's debt. As a result of the acquisition, among other things, LG&E Energy became a wholly-owned indirect subsidiary of Powergen and, as a result, LG&E and KU became indirect subsidiaries of Powergen. The utility operations (LG&E and KU) of LG&E Energy have continued their separate identities and continue to serve customers in Kentucky and Virginia under their existing names. The preferred stock and debt securities of the utility operations were not affected by this transaction resulting in the utility operations' obligations to continue to file SEC reports. Following the acquisition, Powergen became a registered holding company under the Public Utility Holding Company Act (PUHCA), and LG&E and KU, as subsidiaries of a registered holding company, became subject to additional regulation under PUHCA.

   As a result of the Powergen acquisition and in order to comply with PUHCA, LG&E Energy Services Inc. ("LG&E Services") was formed and became operational on January 1, 2001. LG&E Services provides certain services to affiliated entities, including LG&E and KU, at cost, as required under PUHCA. On January 1, 2001, approximately 1,000 employees, primarily from LG&E Energy, LG&E and KU, were moved to LG&E Services.

3. On April 9, 2001, a German power company, E.ON AG ("E.ON"), announced a pre-conditional cash offer of 5.1 billion pounds sterling ($7.3 billion) for Powergen. The offer is subject to a number of conditions, including the receipt of certain European and United States regulatory approvals. The Kentucky Public Service Commission ("Kentucky Commission"), the Federal Regulatory Energy Commission ("FERC"), the Virginia State Corporation Commission, and the Tennessee Regulatory Authority have all approved the acquisition of Powergen and LG&E Energy by E.ON. The parties expect to obtain the remaining regulatory approvals during the first half of 2002 and they expect to complete the transaction during this time frame.

   On April 19, 2002, Powergen plc shareholders voted in favor of the acquisition of Powergen by E.ON. The vote in favor of such resolutions enables the deal to proceed by way of a scheme of arrangement. Such procedure is anticipated to allow E.ON to obtain full equity in Powergen upon completion.

4. During the first quarter 2001, LG&E recorded a $144 million charge and KU recorded a $64 million charge for a workforce reduction program. Primary components of the charge were separation benefits, enhanced early retirement benefits, and health care benefits. The result of this workforce reduction was the elimination of over 1,100 positions, accomplished primarily through a voluntary enhanced severance program.

   On June 1, 2001, LG&E and KU filed an application (VDT case) with the Kentucky Commission to create a regulatory asset relating to these first quarter 2001 charges. The application requested permission to amortize these costs over a four-year period. The Kentucky Commission also opened a case to review the new depreciation study and resulting depreciation rates implemented in 2001.

   LG&E and KU reached a settlement in the VDT case as well as the other cases involving depreciation rates and the Earnings Sharing Mechanism with all intervening parties. The settlement agreement was approved by the Kentucky Commission on December 3, 2001.

   The Kentucky Commission December 3, 2001 order allowed LG&E to set up a regulatory asset of $141 million for the workforce reduction costs and begin amortizing these costs over a five year period starting in April 2001. The first quarter charge of $144 million represented all employees who had accepted a voluntary enhanced severance program. Between the time of the original filing and the December 3, 2001 order, some employees rescinded their participation in the voluntary enhanced severance program, thereby decreasing the original charge from $144 million to $141 million. The settlement will also reduce revenues by approximately $26 million through a surcredit on future bills to customers over the same five year period. The surcredit represents stipulated net savings LG&E is expected to realize from implementation of best practices through the value delivery process. The agreement also established LG&E's new depreciation rates in effect retroactive to January 1, 2001. The new depreciation rates decreased depreciation expense by $5.6 million in 2001.

   The Kentucky Commission December 3, 2001, order allowed KU to set up a regulatory asset of $54 million for the workforce reduction costs and begin amortizing these costs over a five year period starting in April 2001. The first quarter charge of $64 million represented all employees who had accepted a voluntary enhanced severance program. Some employees rescinded their participation in the voluntary enhanced severance program and, along with the non-recurring charge of $6.9 million for FERC and Virginia jurisdictions, thereby decreasing the original charge from $64 million to $54 million. The settlement will also reduce revenues by approximately $11 million through a surcredit on future bills to customers over the same five year period. The surcredit represents stipulated net savings KU is expected to realize from implementation of best practices through the value delivery process. The agreement also established KU's new depreciation rates in effect December 2001, retroactive to January 1, 2001. The new depreciation rates decreased depreciation expense by $6.0 million in 2001.

5. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that LG&E and KU must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 could increase the volatility in earnings and other comprehensive income. LG&E and KU adopted SFAS No. 133 on January 1, 2001. The effect of adopting this statement in 2001 resulted in a $3.6 million (net of tax of $2.4 million) decrease in other comprehensive income from a cumulative effect of change in accounting principle for LG&E and a $1.6 million (net of tax of $1.1 million) increase in other comprehensive income from a cumulative effect of change in accounting principle for KU.

   The Companies use interest rate swaps to hedge exposure to market fluctuations in certain of their debt instruments. Pursuant to Company policy, use of these financial instruments is intended to mitigate risk and earnings volatility and is not speculative in nature. Management has designated all of the Companies' interest rate swaps as hedge instruments. Financial instruments designated as cash flow hedges have resulting gains and losses recorded within other comprehensive income and stockholders' equity. To the extent a financial instrument or the underlying item being hedged is prematurely terminated or the hedge becomes ineffective, the resulting gains or losses are reclassified from other comprehensive income to net income. Financial instruments designated as fair value hedges are periodically marked to market with the resulting gains and losses recorded directly into net income to correspond with income or expense recognized from changes in market value of the items being hedged.

   As of March 31, 2002, LG&E had fixed rate swaps covering $117,335,000 in notional amounts of variable rate debt and with fixed rates ranging from 4.184% to 5.495%. The average variable rate on the debt during the quarter was 1.41%. The swaps have been designated as cash flow hedges and expire on various dates from September 2003 through November 2020. The hedges were deemed to be fully effective resulting in pretax gain for the quarter ended March 31, 2002 of $1.5 million, recorded in Other Comprehensive Income. Upon expiration of these hedges, the amount recorded in Other Comprehensive Income will be reclassified into earnings. The amount expected to be reclassified from Other Comprehensive Income to earnings in the next twelve months is immaterial.

   As of March 31, 2002, KU had variable rate swaps covering
   $153,000,000 in notional amounts of fixed rate debt. The average variable rate on these swaps during the quarter was 2.42%. The underlying debt has fixed rates ranging from 5.75% to 7.92%. The swaps have been designated as fair value hedges and expire on various dates from May 2007 through June 2025. During the quarter ended March 31, 2002, the effect of marking these financial instruments and the underlying debt to market resulted in pretax gains of $1.8 million, recorded as a reduction in interest expense.

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

   On February 6, 2001, LG&E and KU implemented an accounts receivable securitization program. The purpose of this program is to enable the utilities to accelerate the receipt of cash from the collection of retail accounts receivable, thereby reducing dependence upon more costly sources of working capital. The securitization program allows for a percentage of eligible receivables to be sold. Eligible receivables are generally all receivables associated with retail sales that have standard terms and are not past due. LG&E and KU are able to terminate these programs at any time without penalty. If there is a significant deterioration in the payment record of the receivables by retail customers or if the Companies fail to meet certain covenants of the program, the program may terminate at the election of the financial institutions. In this case, payments from retail customers would first be used to repay the financial institutions participating in the program, and would then be available for use by the Companies.

   As part of the program, LG&E and KU sold retail accounts receivables to wholly owned subsidiaries, LG&E Receivables LLC ("LG&E R") and KU Receivables LLC ("KU R"). Simultaneously, LG&E R and KU R entered into two separate three-year accounts receivable securitization facilities with two financial institutions and their affiliates whereby LG&E R and KU R can sell, on a revolving basis, an undivided interest in certain of their receivables and receive up to $75 million and $50 million, respectively, from an unrelated third party purchaser. The effective cost of the receivables programs is comparable to LG&E and KU's lowest cost source of capital, and is based on prime rated commercial paper. LG&E and KU retain servicing rights of the sold receivables through separate servicing agreements with the third party purchasers. LG&E and KU have obtained opinions from independent legal counsel indicating these transactions qualify as true sales of receivables. As of March 31, 2002 and December 31, 2001, LG&E's outstanding program balance was $20.0 million and $42.0 million, respectively, and KU's balance at March 31, 2002 and December 31, 2001 was $20.0 million and $45.1 million, respectively.

   Management expects to renew these facilities when they expire.

   The allowance for doubtful accounts associated with the eligible securitized receivables was $1.6 million and $1.3 million for LG&E and $0.5 million and $0.5 million for KU at March 31, 2002 and December 31, 2001, respectively. Charge offs were immaterial for LG&E and KU. The risk of uncollectibility associated with the sold receivables is minimal.
   Moreover, each securitization facility contains a fully funded reserve for uncollectible receivables.

7. External and intersegment revenues (related parties transactions between LG&E and KU) and income by business segment for the three months ended March 31, 2002, follow (in thousands of $):

                                                        Net
                                                      Income/
                                                       (Loss)
                                            Inter-     Avail.
                               External    segment       For-
                               Revenues   Revenues     Common

   LG&E electric              $  153,193  $  13,053   $ 10,178
   LG&E gas                      117,119          -      9,700
    Total                     $  270,312  $  13,053   $ 19,878


   KU electric                $  200,387  $  14,781   $ 23,793



   External and intersegment revenues (related parties transactions between LG&E and KU) and income by business segment for the three months ended March 31, 2001, follow (in thousands of $):
                                                        Net
                                                      Income/
                                                       (Loss)
                                            Inter-     Avail.
                               External    segment        For
                               Revenues   Revenues     Common

   LG&E electric               $ 148,361   $  7,013 $  (44,443)
   LG&E gas                      157,897          -    (10,971)
    Total                      $ 306,258   $  7,013 $  (55,414)


   KU electric                 $ 206,111   $  5,682  $  (7,681)


8. The following regulatory assets and liabilities were included in the balance sheet of LG&E and KU as of March 31, 2002 and December 31, 2001 (in thousands of $):

                        Louisville Gas and Electric
                                                           (Unaudited)
                                                      Mar. 31,    Dec. 31,
                                                        2002        2001

REGULATORY ASSETS:
VDT costs                                            $ 120,029  $ 127,529
Unamortized loss on bonds                               18,262     17,902
Gas supply adjustments due from customers               13,772     30,135
LG&E/KU merger costs                                     4,537      5,444
One utility costs                                        2,971      3,643
Manufactured gas sites                                   1,987      2,062
Other                                                    7,986     10,427
 Total                                                 169,544    197,142

REGULATORY LIABILITIES:
Deferred income taxes - net                             47,770     48,703
Gas supply adjustments due to customers                  8,879     15,702
Other                                                      770        944
 Total                                               $  57,419  $  65,349

                            Kentucky Utilities
                                                           (Unaudited)
                                                      Mar. 31,    Dec. 31,
                                                        2002        2001

REGULATORY ASSETS:
VDT costs                                            $  45,936  $  48,811
Unamortized loss on bonds                                5,925      6,142
LG&E/KU merger costs                                     5,116      6,139
One utility costs                                        3,492      4,365
Other                                                    1,042      1,010
 Total                                                  61,511     66,467

REGULATORY LIABILITIES:
Deferred income taxes - net                             31,947     32,872
Other                                                    1,025      1,017
 Total                                               $  32,972  $  33,889

9. Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets were issued in the second quarter of 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 requires goodwill to be recorded, but not amortized. Further, goodwill will now be subject to a periodic assessment for impairment. LG&E and KU have no recorded goodwill and have no merger or acquisitions in progress. Accordingly, the provisions of these new pronouncements were effective July 1, 2001, for LG&E and KU. The Companies experienced no impact on financial position or results of operations as a result of adopting these standards.

   SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, were also issued during 2001. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144, among other provisions, eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment. The effective implementation date as it relates to the Companies for SFAS No. 144 is January 1, 2002 and SFAS No. 143 is January 1, 2003. SFAS No. 144 had no current impact on the financial position or results of operations of LG&E or KU. Management has not determined what impact SFAS No. 143 will have on the financial position or results of operations of the Companies.

   The Financial Accounting Standards Board created the Derivatives Implementation Group ("DIG") to provide guidance for implementation of SFAS No. 133. DIG Issue C15, Normal Purchases and Normal Sales Exception for Option Type Contracts and Forward Contracts in Electricity was adopted in 2001 and had no impact on results of operations and financial position. DIG Issue C16, Applying the Normal Purchase and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract, was cleared in the third quarter 2001 and stated that option contracts do not meet the normal purchases and normal sales exception and should follow SFAS No. 133.

   DIG Issue C16 will be effective in the second quarter of 2002. The Companies have reviewed their contracts for options and determined that DIG Issue C16 does apply, but the adoption of DIG Issue C16 will not have a material impact on the financial position or results of operations of the Companies pursuant to regulatory treatment prescribed by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

10.On March 22, 2002, LG&E refinanced two $35 million unsecured pollution control bonds due November 1, 2027. The replacement variable rate bonds are secured by first mortgage bonds and will mature November 1, 2027. The variable rate will be established by the remarketing agent taking into account market conditions in the commercial paper market.

   On March 6, 2002, LG&E refinanced $22.5 million and $27.5 million in unsecured pollution control bonds, both due September 1, 2026. The replacement bonds, due September 1, 2026, are variable rate bonds and are secured by first mortgage bonds. The variable rate will be established by the remarketing agent taking into account market conditions in the commercial paper market.

11.In the normal course of business, lawsuits, claims, environmental actions, and various non-ratemaking governmental proceedings arise against LG&E and KU. To the extent that damages are assessed in any of these lawsuits, LG&E and KU believe that their insurance coverage is adequate. Management, after consultation with legal counsel, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims of the type referenced above will have a material adverse effect on LG&E's or KU's consolidated financial position or results of operations, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's and KU's financial results of operations and financial condition during the three month period ended March 31, 2002 and should be read in connection with the financial statements and notes thereto.

Some of the following discussion may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "expect," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy industry; changes in federal or state legislation; unusual weather; actions by state or federal regulatory agencies; and other factors described from time to time in LG&E's and KU's reports to the Securities and Exchange Commission, including Exhibit No. 99.01 to the report on Form 10-K for year ended December 31, 2001.

                          Results of Operations

The results of operations for LG&E and KU are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

              Three Months Ended March 31, 2002, Compared to
                    Three Months Ended March 31, 2001


LG&E Results:


LG&E's net income increased $75.1 million for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, primarily because of a non-recurring charge of $86.1 million, net of tax, for LG&E's workforce reduction program incurred in 2001. Excluding this one-time charge, LG&E's net income would have decreased $11.0 million primarily due to amortization expenses associated with LG&E's workforce reduction program and higher pension and fuel costs.

A comparison of LG&E's revenues for the quarter ended March 31, 2002, with the quarter ended March 31, 2001, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                      $   (698)$  (40,932)
 Environmental cost recovery surcharge                   1,646          -
 Demand side management cost recovery                       52        422
 LG&E/KU merger surcredit                                 (204)         -
 Value delivery surcredit                                 (237)      (122)
 Variation in sales volume, etc.                        (2,341)   (10,296)

 Total retail sales                                     (1,782)   (50,928)

Wholesale sales                                         13,101     10,022
Gas transportation - net                                     -        189
Other                                                     (447)       (61)

  Total                                              $  10,872 $  (40,778)

Electric revenues increased primarily because of an increase in wholesale sales volumes ($27.6 million) partially offset by a decrease in wholesale sales prices ($14.5 million). Gas revenues decreased primarily as a result of lower gas supply costs billed to customers through the gas supply clause and decreased volumes sold in the first quarter of 2002 due to an 18% decrease in heating-degree days.

Fuel for electric generation and gas supply expenses comprise a large portion of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in retail rates, subject to the approval of the Kentucky Commission. Fuel for electric generation increased $5.6 million (15%) for the quarter because of an increase in volume of generation ($3.2 million) and an increase in the cost of coal burned ($2.4 million). Gas supply expenses decreased $41.8 million (33%) due to a decrease in net gas supply cost ($36.4 million), and a decrease in the volume of retail gas delivered to the distribution system ($13.6 million), partially offset by increased wholesale gas expenses ($8.2 million).

Power purchased increased $12.2 million (108%) primarily because of an increase in volume of purchases to support increased wholesale sales ($14 million) partially offset by a decrease in cost of power purchased ($1.8 million).

The decrease in non-recurring charges of $144.4 million, $86.1 million after tax is due to the costs associated with LG&E's workforce reduction initiative. (See Note 4).

Other operations expenses increased $13.1 million (37%) in 2002, as compared to 2001, primarily due to amortization expenses associated with LG&E's workforce reduction program ($7.5 million), higher pension expenses ($2.7 million), and higher costs for electric transmission ($1.7 million).

Maintenance expenses increased $1.4 million (14%) in 2002 primarily due to increased repairs to steam production ($0.9 million) and maintenance to electric distribution plant ($0.3 million).

Other income-net decreased $1 million (100%) in 2002 primarily due to increases in repairs to non-utility property($0.5 million), and a decrease in gains recorded on the sale of non-utility property ($0.4 million).

Variations in income tax expense are largely attributable to changes in pre-tax income.

Interest charges decreased $3.6 million (31%) due to lower interest rates on variable rate long term debt ($2.0 million), a decrease in interest on debt to parent company ($0.6 million) and a decrease in interest associated with LG&E's accounts receivable securitization program ($1.1 million).

KU Results:

KU's net income increased $31.5 million for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001. The increase was primarily due to a non-recurring charge of $38.0 million, net of tax, made in the first quarter of 2001 for costs associated with KU's workforce reduction program. Excluding this one-time charge, net income decreased $6.5 million, due largely to increased operations and purchased power expense, partially offset by decreased interest expense.

A comparison of KU's revenues for the quarter ended March 31, 2002, with the quarter ended March 31, 2001, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):

Retail sales:
 Fuel supply adjustments                              $  5,133
 Environmental cost recovery surcharge                   1,510
 Demand side management cost recovery                      784
 LG&E/KU merger surcredit                               (1,025)
 Value delivery surcredit                                 (189)
 Variation in sales volume, etc.                        (3,814)

 Total retail sales                                      2,399

Wholesale sales                                           (305)
Other                                                    1,281

Total                                                 $  3,375

Electric revenues increased primarily due to increased price of sales to retail customers.

Fuel for electric generation comprises a large portion of KU's total operating expenses. KU's electric rates contain a Fuel Adjustment Clause, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Public Service Commission, the Virginia State Corporation Commission, and the Federal Energy Regulatory Commission. Fuel for electric generation increased $2.3 million (4%) for the quarter due to a $5.3 million increase in the cost of coal burned partially offset by a decrease of $3.0 million in volume burned.

Power purchased increased $8.2 million (25%) in 2002 primarily because of an increase in volumes purchased ($11.6 million) partially offset by a decrease in price ($3.4 million).

Non-recurring charges decreased $63.8 million, $38.0 million after tax. These costs were due to KU's workforce reduction program. (See Note 4).

Other operations expenses increased $7.9 million (30%) as compared to 2001, primarily due to amortization expenses associated with KU's workforce reduction program ($2.9 million), higher pension expenses ($1.2 million), higher costs for electric transmission ($1.4 million) and increases in uncollectible accounts and customer assistance programs ($1.9 million).

Variations in income tax expense are largely attributable to changes in pretax income.

Interest charges decreased $2.6 million (32%) for the first quarter 2002 as compared to the first quarter 2001 due to lower rates on variable rate debt ($2.2 million) and a decrease in interest associated with KU's accounts receivable securitization program ($0.6 million).

                     Liquidity and Capital Resources

LG&E's and KU's need for capital funds are largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers. Lines of credit, the accounts receivable securitization programs, and commercial paper programs are maintained to fund short-term capital requirements.

Construction expenditures for the three months ended March 31, 2002 for LG&E and KU amounted to $24.9 million and $23.6 million, respectively.
Such expenditures related primarily to construction to meet nitrogen oxide
(NOx) emission standards, and were financed with internally generated funds and accounts receivable securitization program funds. Also, no common dividends have been paid by LG&E or KU for the three months ended March 31, 2002. See Note 6 of Notes to Financial Statements concerning accounts receivable securitization.

LG&E's and KU's combined cash and temporary cash investment balance increased $16.0 million (LG&E $14.0 million, KU $2.0 million) during the three months ended March 31, 2002. The increase reflects cash flows from operations and short term borrowings, partially offset by construction expenditures.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of LG&E's and KU's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The increases in accounts receivable resulted primarily from seasonal fluctuations and the reduced sales of accounts receivable through LG&E and KU's accounts receivable securitization program. See Note 6 of Notes to Financial Statements. The increase in fuel inventory resulted from seasonal fluctuations at LG&E and KU, and the decrease in LG&E's gas stored underground resulted from seasonal fluctuations.

LG&E and KU participate in a money pool whereby LG&E Energy can make funds available to LG&E and KU at market-based rates up to $200 million each. LG&E Energy maintains a facility of $200 million with a Powergen subsidiary to ensure funding availability for the money pool. There is no balance outstanding under the Powergen line of credit as of March 31, 2002 and no outstanding commercial paper program balance. LG&E Energy has provided loans to LG&E and KU through the money pool that total $122.6 million and $64.2 million, respectively, as of March 31, 2002. These borrowings carried a commercial paper grade interest rate of 1.80% at March 31, 2002.

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


LG&E's security ratings as of March 31, 2002, were:

                                              Moody's       S&P  Fitch

     First mortgage bonds                A1        A-        A+
     Preferred stock                     a2        BBB-      A-
     Commercial paper                    P-1       A-2       F-1

KU's security ratings as of March 31, 2002, were:

                                              Moody's       S&P  Fitch

     First mortgage bonds                A1        A-        A+
     Preferred stock                     a2        BBB-      A-
     Commercial paper                    P-1       A-2       F-1

The S&P ratings of LG&E's and KU's debt securities are on Credit Watch for upgrade as the result of the E.ON bid. Fitch has placed LG&E and KU on credit watch evolving following the E.ON bid. These ratings reflect the views of Moody's, S&P and Fitch. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

LG&E's capitalization ratios at March 31, 2002, and December 31, 2001, follow:

                                              Mar. 31,  Dec. 31,
                                                2002      2001

Long-term debt (including current portion)      36.5%     37.5%
Notes payable                                    7.2       5.7
Preferred stock                                  5.6       5.8
Common equity                                   50.7      51.0
Total                                          100.0%    100.0%


KU's capitalization ratios at March 31, 2002, and December 31, 2001, follow:

                                              Mar. 31,  Dec. 31,
                                                2001      2001

Long-term debt (including current portion)      36.0%     37.2%
Notes payable                                    4.8       3.6
Preferred stock                                  3.0       3.1
Common equity                                   56.2      56.1
Total                                          100.0%    100.0%

Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets were issued in the second quarter of 2001. Therefore, the provisions of these new pronouncements were effective July 1, 2001, for LG&E and KU. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 requires goodwill to be recorded, but not amortized. Furthermore, goodwill will now be subject to a periodic assessment for impairment. LG&E and KU have no recorded goodwill and have no merger or acquisitions in progress. Accordingly, these pronouncements have no effect on the financial condition and results of operations for LG&E or KU. The Companies experienced no impact on the financial position or results of operation as a result of adopting these standards.

SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, were issued during 2001. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144, among other provisions, eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment. The effective implementation date for SFAS No. 144 is January 1, 2002 and SFAS No. 143 is January 1, 2003. SFAS No. 144 had no current impact on the financial position or results of operations of LG&E or KU. Management has not determined what impact SFAS No. 143 will have on the financial position or results of operations of the Companies.

The Financial Accounting Standards Board created the Derivatives Implementation Group (DIG) to provide guidance for implementation of SFAS No. 133. DIG Issue C15, Normal Purchases and Normal Sales Exception for Option Type Contracts and Forward Contracts in Electricity was adopted in 2001 and had no impact on results of operations or financial condition.
DIG Issue C16, Applying the Normal Purchase and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract, was cleared in the third quarter 2001 and stated that option contracts do not meet the normal purchases and normal sales exception and should follow SFAS No. 133. DIG Issue C16 will become effective in the second quarter of 2002. The Companies have reviewed their contracts for options and determined that DIG Issue C16 does apply, but the adoption of DIG Issue C16 will not have a material impact on the financial position or results of operations of the Companies pursuant to regulatory treatment prescribed by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

For a description of significant contingencies that may affect LG&E and KU, reference is made to Part I, Item 3, Legal Proceedings, and Notes 12 (LG&E) and 11 (KU) to the financial statements of LG&E's and KU's Annual Reports on form 10-K. For the year ended December 31, 2001 and to Part II herein -
Item 1, Legal Proceedings.

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

The Companies use interest rate swaps to hedge exposure to market fluctuations in certain of their debt instruments. Pursuant to Company policy, use of these financial instruments is intended to mitigate risk and earnings volatility and is not speculative in nature. Management has designated all of the Companies' interest rate swaps as hedge instruments. Financial instruments designated as cash flow hedges have resulting gains and losses recorded within other comprehensive income and stockholders' equity. To the extent a financial instrument or the underlying item being hedged is prematurely terminated or the hedge becomes ineffective, the resulting gains or losses are reclassified from other comprehensive income to net income. Financial instruments designated as fair value hedges are periodically marked to market with the resulting gains and losses recorded directly into net income to correspond with income or expense recognized from changes in market value of the items being hedged.

The potential change in interest expense resulting from changes in base interest rates of the Companies' unswapped debt did not change materially in 2002. The potential changes in the fair values of the Company's interest-rate swaps resulting from changes in interest rates and the yield curve also did not change materially in 2002. The Company's exposure to market risks from changes in commodity prices remained immaterial in 2002.

                       Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving LG&E and KU, reference is made to the information under the following items and captions of LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 2001: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Notes 3, 11 and 14 of LG&E's Notes to Financial Statements under Item 8 and Notes 3, 12 and 16 of KU's Notes to Financial Statements under Item 8. Except as described herein, to date, the proceedings reported in LG&E's and KU's respective combined Annual Report on Form 10-K have not changed materially.

E.ON-Powergen Transaction

On April 9, 2001, E.ON AG announced a conditional offer to purchase all the common shares of Powergen plc, the indirect corporate parent of LG&E and KU. The transaction is subject to a number of conditions precedent, including the receipt of regulatory approvals from European and United States governmental bodies, in form satisfactory to the parties. Among the primary United States regulatory approvals are: the Kentucky Public Service Commission, the Virginia State Corporation Commission, the Securities and Exchange Commission, and the Federal Energy Regulatory Commission. The parties anticipate that the remaining approvals may be received by mid-2002 to permit completion of the transaction in 2002. However, there can be no assurance that such approvals will be obtained in form or timing sufficient for such dates.

Regulatory orders approving the E.ON transaction were received from the Kentucky Commission on August 6, 2001, from the Virginia State Corporation Commission on October 5, 2001, the Federal Energy Regulatory Commission on October 11, 2001, and the Tennessee Regulatory Authority on October 23, voted in an open hearing to approve the transaction with an affirmative order issued shortly thereafter. On November 15, 2001, the Commission of the European Communities granted E.ON AG and Powergen plc transaction approval.

On April 19, 2002, Powergen plc shareholders voted in favor of certain resolutions to approve the acquisition of Powergen plc by E.ON AG by means of a scheme of arrangement under United Kingdom law.

Other

On April 16, 2002, the LG&E 5% Cumulative Preferred class of stock was delisted from the NASDAQ Small Capitalization Market. Delisting will enable the Companies to realize certain administrative and corporate governance efficiencies.

In May 2002, KU filed a request with the Philadelphia Stock Exchange seeking delisting of its 4.75% Cumulative Preferred class of stock, which delisting may become effective shortly. Delisting will enable the Companies to realize certain administrative and corporate governance efficiencies.


Item 6(a).  Exhibits.

None.

Item 6(b).  Reports on Form 8-K.

None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  May 14, 2002             /s/ S. Bradford Rives
                                S. Bradford Rives
                                Senior Vice President - Finance and
                                Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  May 14, 2002             /s/ S. Bradford Rives
                                S. Bradford Rives
                                Senior Vice President - Finance and
                                Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)