Form 10-Q
period 2002-06-30
LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO
filed 2002-08-14
CIK 60549, 55387

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2002


                                    or


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



                   Louisville Gas and Electric Company
        21,294,223 shares, without par value, as of July 31, 2002, all held by LG&E Energy Corp.

                        Kentucky Utilities Company
        37,817,878 shares, without par value, as of July 31, 2002, all held by LG&E Energy Corp.

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                        TABLE OF CONTENTS

                             PART I

Item 1 Consolidated Financial Statements

          Louisville Gas and Electric Company and Subsidiary
            Statements of Income                                1
            Balance Sheets                                      2
            Statements of Cash Flows                            4
            Statements of Retained Earnings                     5
            Statements of Other Comprehensive Income            6

          Kentucky Utilities Company and Subsidiary
            Statements of Income                                7
            Balance Sheets                                      8
            Statements of Cash Flows                           10
            Statements of Retained Earnings                    11
            Statements of Other Comprehensive Income           12

          Notes to Consolidated Financial Statements           13

Item 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations                            20

Item 3 Quantitative and Qualitative Disclosures About
          Market Risk                                          28

                             PART II

Item 1 Legal Proceedings                                       30

Item 6 Exhibits and Reports on Form 8-K                        30

       Signatures                                              31

      Part I.  Financial Information - Item 1.  Financial Statements

            Louisville Gas and Electric Company and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                              (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,                 June 30,
                                           2002                2001 2002
2001
OPERATING REVENUES:
Electric (Note 7)               $191,813   $196,290   $358,059   $351,664
Gas (Note 7)                      30,938     32,551    148,056    190,448
 Total operating revenues        222,751    228,841    506,115    542,112

OPERATING EXPENSES:
Fuel for electric generation      50,550     41,749     94,657     80,233
Power purchased                   22,064     32,744     45,645     44,085
Gas supply expenses               18,346     18,822    101,813    144,058
Non-recurring charges (Note 4)         -          -          -    144,385
Other operation expenses          54,807     36,398    103,216     71,681
Maintenance                       15,572     13,683     27,573     24,238
Depreciation and amortization     25,889     25,572     51,167     50,840
Federal and state
 income taxes                      8,335     17,828     21,572    (20,183)
Property and other taxes           4,778      4,421      9,314      8,883
 Total operating expenses        200,341    191,217    454,957    548,220

NET OPERATING INCOME (LOSS)       22,410     37,624     51,158     (6,108)

Other income (deduction) - net       (67)       363        (66)     1,358
Interest charges (Note 5)          7,087      9,520     14,893     20,898

NET INCOME (LOSS)                 15,256     28,467     36,199    (25,648)

Preferred stock dividends           1,049      1,220     2,114      2,518
NET INCOME (LOSS) AVAILABLE
 FOR COMMON STOCK                $ 14,207   $ 27,247  $ 34,085  $ (28,166)

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                       Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)

                                  ASSETS


                                                      June 30,    Dec. 31,
                                                        2002        2001

UTILITY PLANT:
At original cost                                    $3,486,441 $3,423,037
Less:  reserve for depreciation                      1,426,609  1,381,874
 Net utility plant                                   2,059,832  2,041,163

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $63 as of June 30, 2002
 and Dec. 31, 2001                                       1,277      1,176

CURRENT ASSETS:
Cash                                                    20,454      2,112
Accounts receivable - less reserve of $1,575
 as of June 30, 2002 and Dec. 31, 2001 (Note 6)         61,856     85,667
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              34,974     22,024
 Gas stored underground                                 16,226     46,395
 Other                                                  28,896     29,050
Prepayments and other                                    4,119      4,688
 Total current assets                                  166,525    189,936

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 6,042      5,921
Regulatory assets (Note 8)                             161,949    197,142
Other                                                   13,996     13,016
 Total deferred debits and other assets                181,987    216,079

Total assets                                        $2,409,621 $2,448,354

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                   Consolidated Balance Sheets (cont.)
                                (Unaudited)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES


                                                      June 30,    Dec. 31,
                                                        2002        2001

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                      $  425,170 $  425,170
Additional paid-in capital                              40,000     40,000
Retained earnings                                      404,721    393,636
Accumulated other comprehensive income                 (21,357)   (19,900)
Other                                                     (836)      (836)
 Total common equity                                   847,698    838,070
Cumulative preferred stock                              95,140     95,140
Long-term debt (Notes 10 and 11)                       370,704    370,704
 Total capitalization                                1,313,542  1,303,914

CURRENT LIABILITIES:
Current portion of long-term debt                      246,200    246,200
Notes payable to parent                                 91,553     94,197
Accounts payable                                       100,446    149,070
Accrued taxes                                           21,105     20,257
Accrued interest                                         5,421      5,818
Other                                                   13,380     12,840
 Total current liabilities                             478,105    528,382

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 308,769    298,143
Investment tax credit, in
 process of amortization                                56,581     58,689
Accumulated provision for pensions
 and related benefits                                  165,364    167,526
Customer advances for construction                      10,072      9,745
Regulatory liabilities (Note 8)                         54,720     65,349
Other                                                   22,468    16,606
 Total deferred credits and other liabilities          617,974    616,058

Total capital and liabilities                       $2,409,621 $2,448,354

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                             (Thousands of $)
                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        2002        2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $   36,199 $  (25,648)
Items not requiring cash currently:
  Depreciation and amortization                         51,167     50,840
  Deferred income taxes - net                            9,507    (41,833)
  Investment tax credit - net                           (2,108)    (2,133)
   Non-recurring charges (Note 4)                            -    113,645
  Other                                                 20,917      7,466
Changes in current assets and liabilities              (21,917)    16,670
Changes in accounts receivable
 securitization-net(Note 6)                             16,100     52,900
Other                                                    6,855    (18,568)
 Net cash flows from operating activities              116,720    153,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                  (101)          -
Proceeds from sales of securities                           -       4,350
Construction expenditures                              (69,524)   (96,050)
 Net cash flows from investing activities              (69,625)   (91,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of pollution control bonds                    119,067          -
Retirement of pollution control bonds                 (120,000)         -
Short-term borrowings                                  278,100     35,763
Repayment of short-term borrowings                    (280,744)   (89,600)
Payment of dividends                                   (25,176)    (2,665)
 Net cash flows from financing activities              (28,753)   (56,502)

CHANGE IN CASH                                          18,342      5,137

CASH AT BEGINNING OF PERIOD                              2,112      2,495

CASH AT END OF PERIOD                               $   20,454   $  7,632

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                      $   16,681  $  15,882
  Interest on borrowed money                        $   13,019  $  16,090

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

            Louisville Gas and Electric Company and Subsidiary
               Consolidated Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                    Ended June 30,        Ended June 30,

                                  2002       2001       2002        2001
Balance at beginning
 of period                      $413,514   $259,181   $393,636   $314,594
Net income (loss)                 15,256     28,467     36,199    (25,648)
Subtotal                         428,770    287,648    429,835    288,946

Cash dividends declared on stock:
5% cumulative preferred              269        269        538        538
Auction rate cumulative
 preferred                           413        584        842      1,246
$5.875 cumulative preferred          367        367        734        734
Common                            23,000          -     23,000          -
 Subtotal                         24,049      1,220     25,114      2,518

Balance at end of period        $404,721   $286,428   $404,721   $286,428

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
          Consolidated Statements of Other Comprehensive Income
                               (Unaudited)
                             (Thousands of $)

                                        Three Months            Six Months
                                           Ended                  Ended
                                         June 30,               June 30,
                                      2002       2001       2002        2001

Net income (loss)                    $15,256    $28,467    $36,199  $(25,648)

Cumulative effect of change in
 Accounting principle - Accounting
 For Derivative Instruments and
 Hedging Activities (Note 5)               -          -          -    (5,998)
Gains (losses) on derivative
  instruments and hedging
  activities (Note 5)                 (3,939)       977     (2,430)   (1,058)

Other comprehensive income (loss)
  before tax                          11,317     29,444     33,769   (32,704)

Income tax benefit (expense)
 related to items of other
 comprehensive income (loss)           1,576       (391)       973     2,822

Other comprehensive income (loss)    $12,893    $29,053   $ 34,742$  (29,882)

The accompanying notes are an integral part of these consolidated financial statements.

                Kentucky Utilities Company and Subsidiary
                    Consolidated Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                        Three Months            Six Months
                                           Ended                  Ended
                                          June 30,               June 30,
                                      2002       2001       2002        2001


OPERATING REVENUES (Note 7)         $203,555   $219,360   $418,723   $431,153

OPERATING EXPENSES:
Fuel for electric generation          57,368     55,523    115,639    111,451
Power purchased                       39,911     52,023     80,971     84,908
Non-recurring charges (Note 4)             -          -          -     63,788
Other operation expenses              36,201     27,343     70,723     53,961
Maintenance                           15,386     15,549     26,945     27,519
Depreciation and amortization         23,515     23,818     46,574     47,646
Federal and state
 income taxes                          7,365     11,821     21,748      5,371
Property and other taxes               3,762      4,277      7,876      8,432
 Total operating expenses            183,508    190,354    370,476    403,076

NET OPERATING INCOME                  20,047     29,006     48,247     28,077

Other income - net                     1,685      2,621      3,324      4,414
Interest charges (Note 5)              8,980     10,425     14,462     18,542

NET INCOME before Cumulative Effect
 of Accounting Change                 12,752     21,202     37,109     13,949

Cumulative Effect of Change in
 Accounting for Derivative Instruments
 and Hedging Activities, net of tax        -          -          -        136

NET INCOME                            12,752     21,202     37,109     14,085

Preferred stock dividends                564        564      1,128      1,128

NET INCOME AVAILABLE
 FOR COMMON STOCK                   $ 12,188   $ 20,638   $ 35,981   $ 12,957

The accompanying notes are an integral part of these consolidated financial statements.

                Kentucky Utilities Company and Subsidiary
                       Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)

                                  ASSETS


                                                      June 30,    Dec. 31,
                                                        2002        2001

UTILITY PLANT:
At original cost                                    $3,108,339 $3,064,220
Less:  reserve for depreciation                      1,501,947  1,457,754
 Net utility plant                                   1,606,392  1,606,466

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $129 as of June 30, 2002
 and Dec. 31, 2001                                      10,089      9,629

CURRENT ASSETS:
Cash and temporary cash investments                      3,513      3,295
Accounts receivable - less reserve of $520
 as of June 30, 2002, and Dec. 31, 2001 (Note 6)        54,047     45,291
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              42,238     43,382
 Other                                                  27,060     26,188
Prepayments and other                                    6,522      4,942
 Total current assets                                  133,380    123,098

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 3,843      4,316
Regulatory assets (Note 8)                              57,768     66,467
Other                                                   17,162     16,926
 Total deferred debits and other assets                 78,773     87,709

Total assets                                        $1,828,634 $1,826,902

The accompanying notes are an integral part of these consolidated financial statements.

                Kentucky Utilities Company and Subsidiary
                   Consolidated Balance Sheets (cont.)
                                (Unaudited)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES



                                                     June 30,     Dec. 31,
                                                        2002        2001

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                      $  308,140 $  308,140
Additional paid-in capital                              15,000     15,000
Retained earnings                                      446,877    410,896
Accumulated other comprehensive income                   2,685      1,588
Other                                                     (595)      (595)
 Total common equity                                   772,107    735,029
Cumulative preferred stock                              40,000     40,000
Long-term debt (Notes 10 and 11)                       336,323    434,506
 Total capitalization                                1,148,430  1,209,535

CURRENT LIABILITIES:
Current portion of long-term debt                      153,930     54,000
Notes payable to parent                                 19,590     47,790
Accounts payable                                        77,502     85,149
Accrued taxes                                           16,868     20,520
Accrued interest                                         4,452      5,668
Other                                                   16,810     16,482
 Total current liabilities                             289,152    229,609

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 238,680    239,204
Investment tax credit, in
 process of amortization                                 9,977     11,455
Accumulated provision for pensions
 and related benefits                                   91,827     91,235
Customer advances for construction                       1,511      1,526
Regulatory liabilities (Note 8)                         33,475     33,889
Other                                                   15,582     10,449
 Total deferred credits and other liabilities          391,052    387,758

Total capital and liabilities                       $1,828,634 $1,826,902

The accompanying notes are an integral part of these consolidated financial statements.

                Kentucky Utilities Company and Subsidiary
                  Consolidated Statements of Cash Flows
                              (Unaudited)
                             (Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        2002        2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  37,109  $  14,085
Items not requiring cash currently:
 Depreciation and amortization                          46,574     47,646
 Deferred income taxes - net                            (3,106)   (28,061)
 Investment tax credit - net                            (1,478)    (1,723)
 Non-recurring charges (Note 4)                              -     50,078
 Other                                                  13,237      5,169
Changes in current assets and liabilities              (24,551)   (23,032)
Changes in accounts receivable
 securitization-net (Note 6)                             2,300     40,000
Other                                                    8,208     (1,545)
 Net cash flows from operating activities               78,293    102,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                              (47,844)   (80,170)
 Net cash flows from investing activities              (47,844)   (80,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings                                  505,938    229,094
Repayment of short-term borrowings                    (534,138)  (250,543)
Issuance of pollution control bonds                     37,027          -
Retirement of pollution control bonds                  (37,930)         -
Payment of dividends                                    (1,128)    (1,128)
  Net cash flows from financing activities             (30,231)   (22,577)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                          218       (130)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                     3,295        314

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $   3,513   $    184

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $  27,905  $  34,994
  Interest on borrowed money                         $  16,120  $  16,735

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

                Kentucky Utilities Company and Subsidiary
               Consolidated Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
Ended June 30,                    Ended June 30,

                                  2002       2001       2002        2001

Balance at beginning
 of period                      $434,689   $339,557   $410,896   $347,238
Net income                        12,752     21,202     37,109     14,085
 Subtotal                        447,441    360,759    448,005    361,323

Cash dividends declared on stock:
4.75% preferred                      237        237        475        475
6.53% preferred                      327        327        653        653
 Subtotal                            564        564      1,128      1,128

Balance at end of period        $446,877   $360,195   $446,877   $360,195

The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
           Consolidated Statements of Other Comprehensive Income
                               (Unaudited)
                             (Thousands of $)

                                          Three Months            Six Months
                                             Ended                  Ended
                                            June 30,                 June 30,
                                        2002       2001       2002        2001


Net income                             $12,752    $21,202    $37,109    $14,085

Cumulative effect of change in
  accounting principle-Accounting
  for Derivative Instruments and
  Hedging activities (Note 5)                -          -          -      2,647

Gains on derivative instruments and
 hedging activities                      1,828          -      1,828          -

Other comprehensive income, before tax  14,580     21,202     38,937     16,732
Income tax (expense) related to items
  of other comprehensive income           (731)         -       (731)    (1,059)

Other comprehensive income             $13,849    $21,202    $38,206    $15,673

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                Kentucky Utilities Company and Subsidiary

                Notes to Consolidated Financial Statements
                               (Unaudited)

1. The unaudited consolidated financial statements include the accounts of Louisville Gas and Electric Company and Subsidiary and Kentucky Utilities Company and Subsidiary ("LG&E" and "KU" or the "Companies"). The common stock of each of LG&E and KU is wholly-owned by LG&E Energy Corp. ("LG&E Energy"). In the opinion of management, the unaudited interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, comprehensive income and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading.

   See LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2001 for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Companies.

2. On December 11, 2000, LG&E Energy was acquired by Powergen plc
   ("Powergen") for cash of approximately $3.2 billion or $24.85 per share and the assumption of all of LG&E Energy's debt. As a result of the acquisition, among other things, LG&E Energy became a wholly-owned indirect subsidiary of Powergen and, as a result, LG&E and KU became indirect subsidiaries of Powergen. The utility operations (LG&E and KU) of LG&E Energy have continued their separate identities and continue to serve customers in Kentucky and Virginia under their existing names. The preferred stock and debt securities of the utility operations were not affected by this transaction resulting in the utility operations' obligations to continue to file SEC reports. Following the acquisition, Powergen became a registered holding company under the Public Utility Holding Company Act of 1935 ("PUHCA"), and LG&E and KU, as subsidiaries of a registered holding company, became subject to additional regulation under PUHCA.

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

3. On April 9, 2001, a German company, E.ON AG ("E.ON"), announced a pre-conditional cash offer of 5.1 billion pounds sterling ($7.3 billion) to acquire Powergen. The final regulatory approval needed was received on June 14, 2002 from the SEC. Effective July 1, 2002, the acquisition of Powergen was completed by E.ON. Following this acquisition, E.ON became a registered holding company under PUHCA and subject to regulation thereunder.

4. During the first quarter 2001, LG&E recorded a $144 million charge and KU recorded a $64 million charge for a workforce reduction program. Primary components of the charge were separation benefits, enhanced early retirement benefits, and health care benefits. The result of this workforce reduction was the net elimination of approximately 950 positions, accomplished primarily through a voluntary enhanced severance program.

   On June 1, 2001, LG&E and KU filed an application ("VDT case") with the Kentucky Public Service Commission (the "Kentucky Commission") to create a regulatory asset relating to these first quarter 2001 charges. The application requested permission to amortize these costs over a four-year period. The Kentucky Commission also opened a case to review a depreciation study and resulting depreciation rates implemented in 2001.

   LG&E and KU reached a settlement in the VDT case as well as the other cases involving depreciation rates and the Earnings Sharing Mechanism with all intervening parties. The settlement agreement was approved by the Kentucky Commission on December 3, 2001.

   The Kentucky Commission's December 3, 2001 order allowed LG&E to set up a regulatory asset of $141 million for the workforce reduction costs and begin amortizing these costs over a five year period starting in April 2001. The first quarter charge of $144 million represented all employees who had accepted the voluntary enhanced severance program. Between the time of the original filing and the December 3, 2001 order, some employees rescinded their participation in the voluntary enhanced severance program, thereby decreasing the original charge from $144 million to $141 million. The settlement will also reduce revenues by approximately $26 million through a surcredit on bills to customers over the same five year period. The surcredit represents stipulated net savings LG&E anticipates realizing from implementation of best practices through the value delivery process. The agreement also established LG&E's new depreciation rates in effect retroactive to January 1, 2001. The new depreciation rates decreased depreciation expense by $5.6 million in 2001.

   The Kentucky Commission's December 3, 2001 order allowed KU to set up a regulatory asset of $54 million for the workforce reduction costs and begin amortizing these costs over a five year period starting in April 2001. The first quarter charge of $64 million represented all employees who had accepted the voluntary enhanced severance program. Some employees rescinded their participation in the voluntary enhanced severance program and, along with the non-recurring charge of $6.9 million for FERC and Virginia jurisdictions, decreased the original charge from $64 million to $54 million. The settlement will also reduce revenues by approximately $11 million through a surcredit on bills to customers over the same five year period. The surcredit represents stipulated net savings KU anticipates realizing from implementation of best practices through the value delivery process. The agreement also established KU's new depreciation rates in effect retroactive to January 1, 2001. The new depreciation rates decreased depreciation expense by $6.0 million in 2001.

5. Statement of Financial Accounting Standards ("SFAS") No. 133,
   Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that LG&E and KU must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 could increase the volatility in earnings and other comprehensive income. LG&E and KU adopted SFAS No. 133 on January 1, 2001. The effect of adopting this statement in 2001 resulted in a $3.6 million (net of tax of $2.4 million) decrease in other comprehensive income from a cumulative effect of change in accounting principle for LG&E and a $1.6 million (net of tax of $1.1 million) increase in other comprehensive income from a cumulative effect of change in accounting principle for KU.

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

   As of June 30, 2002, LG&E had fixed rate swaps covering $117,335,000 in notional amounts of variable rate debt and with fixed rates ranging from 4.184% to 5.495%. The average variable rate on the debt during the quarter and six months ended June 30, 2002 was 1.53% and 1.47%. The swaps have been designated as cash flow hedges and expire on various dates from September 2003 through November 2020. The hedges were deemed to be fully effective resulting in a pretax loss for the quarter and six months ended June 30, 2002 of $3.9 million and $2.4 million, respectively, recorded in Other Comprehensive Income. Upon expiration of these hedges, the amount recorded in Other Comprehensive Income will be reclassified into earnings. The amount expected to be reclassified from Other Comprehensive Income to earnings in the next twelve months is immaterial.

   As of June 30, 2002, KU had variable rate swaps covering
   $153,000,000 in notional amounts of fixed rate debt. The average variable rate on these swaps during both the quarter and six months ended June 30, 2002 was 2.43%. The underlying debt has fixed rates ranging from 5.75% to 7.92%. The swaps have been designated as fair value hedges and expire on various dates from May 2007 through June 2025. During the quarter and six months ended June 30, 2002, the effect of marking these financial instruments and the underlying debt to market resulted in pretax losses of $2.2 million and $0.4 million, respectively, recorded as an increase in interest expense.

   The Financial Accounting Standards Board created the Derivatives Implementation Group ("DIG") to provide guidance for implementation of SFAS No. 133. DIG Issue C15, Normal Purchases and Normal Sales Exception for Option Type Contracts and Forward Contracts in Electricity was adopted in 2001 and had no impact on results of operations and financial position of the Companies. DIG Issue C16, Applying the Normal Purchase and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract, was cleared in the third quarter 2001 and stated that option contracts do not meet the normal purchases and normal sales exception and should follow SFAS No. 133. DIG Issue C16 was effective in the second quarter of 2002. The adoption of DIG Issue C16 did not have a material impact on the financial position or results of operations of the Companies pursuant to regulatory treatment prescribed by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. KU recorded a mark to market asset and corresponding regulatory liability of $1.4 million in the second quarter of 2002.

6. SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Companies adopted SFAS No. 140 in the first quarter of 2001, when LG&E and KU entered into accounts receivable securitization programs.

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

   As part of the program, LG&E and KU sold retail accounts receivables to wholly owned subsidiaries, LG&E Receivables LLC ("LG&E R") and KU Receivables LLC ("KU R"). Simultaneously, LG&E R and KU R entered into two separate three-year accounts receivable securitization facilities with two financial institutions and their affiliates whereby LG&E R and KU R can sell, on a revolving basis, an undivided interest in certain of their receivables and receive up to $75 million and $50 million, respectively, from an unrelated third party purchaser. The effective cost of the receivables programs is comparable to the Companies' lowest cost source of capital, and is based on prime rated commercial paper. LG&E and KU retain servicing rights of the sold receivables through separate servicing agreements with the third party purchasers. LG&E and KU have obtained opinions from independent legal counsel indicating these transactions qualify as true sales of receivables. As of June 30, 2002 and December 31, 2001, LG&E's outstanding program balances were $58.1 million and $42.0 million, respectively, and KU's balances were $47.4 million and $45.1 million, respectively.

   Management expects to renew these facilities when they expire.

   The allowance for doubtful accounts associated with the eligible securitized receivables was $1.6 million for LG&E and $0.5 million for KU for both June 30, 2002 and December 31, 2001, respectively. Charge offs were immaterial for LG&E and KU. The risk of uncollectibility associated with the sold receivables is minimal.

7. External and intersegment revenues (related party transactions between LG&E and KU) and income by business segment for the three and six months ended June 30, 2002, follow (in thousands of $):

                     Three Months Ended June 30, 2002
                                                         Net
                                                       Income/
                                                        (Loss)
                                            Inter-      Avail.
                               External    segment       For-
                               Revenues   Revenues  Common Stock

   LG&E electric              $  181,963   $  9,850   $ 16,893
   LG&E gas                       30,938          -     (2,686)
    Total                     $  212,901   $  9,850   $ 14,207

   KU electric                $  195,460   $  8,095   $ 12,188


                      Six Months Ended June 30, 2002
                                                          Net
                                                       Income/
                                                        (Loss)
                                            Inter-      Avail.
                               External    segment       For
                               Revenues   Revenues  Common Stock

   LG&E electric              $  335,156  $  22,903   $ 27,071
   LG&E gas                      148,056          -      7,014
    Total                     $  483,212  $  22,903   $ 34,085

   KU electric                $  395,847  $  22,876   $ 35,981


   External and intersegment revenues (related party transactions between LG&E and KU) and income by business segment for the three and six months ended June 30, 2001, follow (in thousands of $):

                     Three Months Ended June 30, 2001
                                                         Net
                                                      Income/
                                                       (Loss)
                                            Inter-     Avail.
                               External    segment        For
                               Revenues   Revenues  Common Stock

   LG&E electric              $  187,472   $  8,818   $ 27,867
   LG&E gas                       32,551          -       (620)
    Total                     $  220,023   $  8,818   $ 27,247

   KU electric                $  209,507   $  9,853   $ 20,638

                      Six Months Ended June 30, 2001
                                                         Net
                                                      Income/
                                                       (Loss)
                                            Inter-     Avail.
                               External    segment       For-
                               Revenues   Revenues  Common Stock

   LG&E electric              $  335,833  $  15,831   $ (16,575)
   LG&E gas                      190,448          -     (11,591)
    Total                     $  526,281  $  15,831   $ (28,166)

   KU electric                $  415,618  $  15,535   $  12,957



8.The following regulatory assets and liabilities were included in the balance sheet of LG&E and KU as of June 30, 2002 and December 31, 2001 (in thousands of $):

                        Louisville Gas and Electric
                                                           (Unaudited)
                                                      Jun. 30,    Dec. 31,
                                                        2002        2001

REGULATORY ASSETS:
VDT costs                                            $ 112,529  $ 127,529
Unamortized loss on bonds                               17,972     17,902
Gas supply adjustments due from customers               16,342     30,135
LG&E/KU merger costs                                     3,629      5,444
One utility costs                                        2,299      3,643
Manufactured gas sites                                   1,911      2,062
Other                                                    7,267     10,427
 Total                                                 161,949    197,142

REGULATORY LIABILITIES:
Deferred income taxes - net                             47,584     48,703
Gas supply adjustments due to customers                  6,207     15,702
Other                                                      929        944
 Total                                               $  54,720  $  65,349



                            Kentucky Utilities
                                                           (Unaudited)
                                                      Jun. 30,    Dec. 31,
                                                        2002        2001

REGULATORY ASSETS:
VDT costs                                            $  43,061  $  48,811
Unamortized loss on bonds                                6,916      6,142
LG&E/KU merger costs                                     4,093      6,139
One utility costs                                        2,619      4,365
Other                                                    1,079      1,010
 Total                                                  57,768     66,467

REGULATORY LIABILITIES:
Deferred income taxes - net                             31,021     32,872
Mark to market coal supply option contracts              1,419          -
Other                                                    1,035      1,017
 Total                                               $  33,475  $  33,889

9. SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets were issued in the second quarter of 2001. Therefore, the provisions of these new pronouncements were effective July 1, 2001, for LG&E and KU. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 requires goodwill to be recorded, but not amortized. Furthermore, goodwill will now be subject to a periodic assessment for impairment. LG&E and KU have no recorded goodwill and have no merger or acquisitions in progress. Accordingly, the Companies experienced no impact on the financial position or results of operation as a result of adopting these standards.

   SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, were also issued during 2001. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144, among other provisions, eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment. The effective implementation date for SFAS No. 144 is January 1, 2002 and SFAS No. 143 is January 1, 2003. SFAS No. 144 had no impact on the financial position or results of operations of LG&E or KU. Management is currently conducting an analysis and has not determined what impact SFAS No. 143 will have on the financial position or results of operations of the Companies.

   SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, amendment of SFAS No. 13, and technical corrections was issued in the second quarter 2002. The provisions related to SFAS No. 13 were effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. The adoption of this standard will not have a material impact on financial position or results of operations of the Companies.

   SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Companies do not expect the adoption of this standard to have a material impact on financial position or results of operations of the Companies.

10.On May 23, 2002 KU refinanced its pollution control series 1B, 2B, 3B, and 4B bonds, totaling $37.9 million. The new bonds, series 12, 13, 14 and 15 are due in February 2032 and bear interest at a variable rate. The new bonds are secured by first mortgage bonds and have the same principal amount as the prior bonds. The variable rate will be established by the remarketing agent based on conditions in the tax-exempt debt market.

   On March 22, 2002, LG&E refinanced two $35 million unsecured pollution control bonds due November 1, 2027. The replacement variable rate bonds are secured by first mortgage bonds and will mature November 1, 2027. The variable rate will be established by the remarketing agent taking into account market conditions in the commercial paper market.

   On March 6, 2002, LG&E refinanced $22.5 million and $27.5 million in unsecured pollution control bonds, both due September 1, 2026. The replacement bonds, due September 1, 2026, are variable rate bonds and are secured by first mortgage bonds. The variable rate will be established by the remarketing agent taking into account market conditions in the commercial paper market.

11.As of June 30, 2002, LG&E Energy owned $104.6 million in varying portions of LG&E's outstanding variable rate pollution control bonds. The bonds were acquired during May 2002 by LG&E Energy as an investment and were sold in their entirety during the first half of July 2002 to unaffiliated third parties.

12.In the normal course of business, lawsuits, claims, environmental actions, and various non-ratemaking governmental proceedings arise against LG&E and KU. To the extent that damages are assessed in any of these lawsuits, LG&E and KU believe that their insurance coverage is adequate. Management, after consultation with legal counsel, and based upon the present status of these items, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims of the type referenced above will have a material adverse effect on LG&E's or KU's consolidated financial position or results of operations, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's and KU's financial results of operations and financial condition during the three and six month periods ended June 30, 2002 and should be read in connection with the financial statements and notes thereto.

Some of the following discussion may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "expect," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy and fuel industry or markets; changes in federal or state legislation; unusual weather; actions by state or federal regulatory agencies; and other factors described from time to time in LG&E's and KU's reports to the Securities and Exchange Commission, including Exhibit No.
99.01 to their Annual Report on Form 10-K for year ended December 31, 2001.

                          Results of Operations

The results of operations for LG&E and KU are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

              Three Months Ended June 30, 2002, Compared to
                     Three Months Ended June 30, 2001


LG&E Results:


LG&E's net income decreased $13.2 million for the quarter ended June 30, 2002, as compared to the quarter ended June 30, 2001, primarily due to amortization expenses associated with LG&E's workforce reduction program (See Note 4) and higher employee benefit-related costs caused by lower investment returns.

A comparison of LG&E's revenues for the quarter ended June 30, 2002, with the quarter ended June 30, 2001, reflects increases and decreases which have been segregated by the following principal causes (in thousands of $):
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                     $   5,972$   (17,227)
 Environmental cost recovery surcharge                   2,039          -
 Demand side management cost recovery                      151        253
 LG&E/KU merger surcredit                                 (830)         -
 Value delivery surcredit                                 (274)       (48)
 Variation in sales volume, etc.                        10,547     15,643

 Total retail sales                                     17,605     (1,379)

Wholesale sales                                        (23,925)       (44)
Gas transportation - net                                     -       (114)
Other                                                    1,843        (76)

  Total                                              $  (4,477)$   (1,613)

Electric revenues decreased primarily because of a decrease in wholesale sales, partially offset by increased retail sales. The decrease in wholesale sales is attributable to lower sales volumes ($12.5 million) and a decrease in wholesale sales prices ($11.4 million). The retail sales increase was due in part to warmer weather experienced this period. Cooling degree days increased 8% for the three months ended June 2002 as compared to three months ended June 2001. Gas revenues decreased primarily as a result of lower gas supply costs billed to customers through the gas supply clause, partially offset by an increase in gas sales volume.

Fuel for electric generation and gas supply expenses comprise a large portion of LG&E's total operating expenses. LG&E's electric and gas rates contain a Fuel Adjustment Clause and a Gas Supply Clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in retail rates, subject to the approval of the Kentucky Commission. Fuel for electric generation increased $8.8 million (21%) for the quarter because of an increase in the cost of coal burned ($10.4 million), partially offset by a decrease in quantity of coal burned ($1.6 million). Gas supply expenses decreased $0.5 million (3%) due to a decrease in net gas supply cost ($4.4 million), partially offset by an increase in the volume of retail gas delivered to the distribution system ($3.9 million).

Power purchased decreased $10.7 million (33%) primarily because of a decrease in volume of purchases to support wholesale sales ($4.0 million) and a decrease in cost of power purchased ($6.7 million).

Other operation expenses increased $18.4 million (51%) in 2002, as compared to 2001, primarily due to amortization expenses associated with LG&E's workforce reduction program ($7.5 million), increased costs for pension expenses ($2.2 million), electric transmission expenses ($3.8 million), post-retirement medical expenses ($1.3 million), and steam operation expenses ($1.8 million).

Maintenance expenses increased $1.9 million (14%) in 2002 primarily due to increased repairs to steam production ($0.7 million) and maintenance to the electric distribution plant ($0.8 million).

A reconciliation of differences between the U.S. statutory federal income tax rate and effective income tax rate for the three months ended June follows:

                                               June  June
Effective Rate                                 2002  2001
Statutory federal income tax rate              35.0%  35.0%
State income taxes net of federal benefit       4.3%   5.5%
Amortization of investment tax credit & R&D    -4.5%  -2.3%
Other differences                              -0.4%  -0.5%
Effective Income Tax Rate                      34.4%  37.7%



Interest charges decreased $2.4 million (26%) due to lower interest rates on variable rate long-term debt ($1.7 million) and a decrease in interest associated with the accounts receivable securitization program ($0.5 million). The weighted average interest rate on variable-rate tax-exempt debt for the three months ended June 30, 2002 was 1.63%, compared to 3.96% for the comparable period in 2001.


KU Results:

KU's net income decreased $8.4 million for the quarter ended June 30, 2002, as compared to the quarter ended June 30, 2001. The decrease was primarily due to increased other operation expense and decreased electric revenues partially offset by decreased interest expense.

A comparison of KU's revenues for the quarter ended June 30, 2002, with the quarter ended June 30, 2001, reflects increases and decreases which have been segregated by the following principal causes (in thousands of $):

Retail sales:
 Fuel supply adjustments                             $   4,226
 Environmental cost recovery surcharge                   1,033
 Demand side management cost recovery                      512
 LG&E/KU merger surcredit                               (1,136)
 Value delivery surcredit                                 (149)
 Variation in sales volume, etc.                         8,595

 Total retail sales                                     13,081

Wholesale sales                                        (30,745)
Other                                                    1,859

Total                                               $  (15,805)

Electric revenues decreased primarily due to a decrease in volume ($25.3 million) and price ($5.4 million) of wholesale sales, partially offset by increased retail sales.

Fuel for electric generation comprises a large portion of KU's total operating expenses. KU's electric rates contain a Fuel Adjustment Clause, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Public Service Commission, the Virginia State Corporation Commission, and the Federal Energy Regulatory Commission. Fuel for electric generation increased $1.8 million (3%) for the quarter due to an increase in the cost of coal burned ($7.1 million) partially offset by a decrease in volume burned ($5.3 million).

Power purchased decreased $12.1 million (23%) in 2002 primarily because of a decrease in volumes purchased ($7.6 million) and a decrease in unit cost of purchases ($4.5 million).

Other operation expenses increased $8.9 million (32%) compared to 2001, primarily due to amortization expenses associated with KU's workforce reduction program ($2.9 million), higher pension expenses ($0.9 million), outside services ($0.8 million), property insurance ($0.5 million), post-retirement medical expenses ($0.5 million), and increased operation of the electric transmission system ($2.0 million) and distribution system ($0.7 million).

A reconciliation of differences between the U.S. statutory federal income tax rate and effective income tax rate for the three months ended June follows:

                                               June  June
Effective Rate                                 2002  2001
Statutory federal income tax rate              35.0%  35.0%
State income taxes net of federal benefit       6.8%   5.9%
Amortization of investement tax credit & R&D   -3.9%  -2.5%
Other differences                              -4.5%  -3.3%
Effective Income Tax Rate                      33.4%  35.1%



Interest charges decreased $1.4 million (14%) for the second quarter 2002 compared to the second quarter 2001 due to lower rates on variable rate debt ($0.8 million) and a decrease in interest associated with the accounts receivable securitization program ($0.6 million). The weighted average interest rate on variable-rate tax-exempt debt for the three months ended June 30, 2002 was 1.64%, compared to 3.55% for the comparable period in 2001.

               Six Months Ended June 30, 2002, Compared to
                      Six Months Ended June 30, 2001


LG&E Results:


LG&E's net income increased $61.8 million for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, primarily because of a non-recurring charge of $86.1 million, net of tax, for LG&E's workforce reduction program incurred in 2001. Excluding this one-time charge, LG&E's net income would have decreased $24.3 million primarily due to amortization expenses associated with LG&E's workforce reduction program (See Note 4), lower wholesale margins expenses and higher pension expenses caused by lower investment returns partially offset by lower interest expense.

A comparison of LG&E's revenues for the six months ended June 30, 2002, with the six months ended June 30, 2001, reflects increases and decreases which have been segregated by the following principal causes (in thousands of $):
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                     $   3,704 $  (58,158)
 Environmental cost recovery surcharge                   3,685          -
 Demand side management cost recovery                      203        675
 LG&E/KU merger surcredit                               (1,035)         -
 Value delivery surcredit                                 (510)      (169)
 Variation in sales volume, etc.                         9,776      5,345

 Total retail sales                                     15,823    (52,307)

Wholesale sales                                        (10,825)     9,979
Gas transportation - net                                     -         75
Other                                                    1,397       (139)

  Total                                              $   6,395 $  (42,392)

Electric revenues increased primarily because of an increase in sales to retail customers, partially offset by decreased wholesale sales. The increase in retail sales was due in part to warmer weather experienced in the period. Cooling degree days increased 8% for the six months ended June 2002 as compared to the six months ended June 2001. Wholesale sales decreased due to lower unit prices ($29.1 million) partially offset by increased volume sold ($18.3 million). Gas revenues decreased primarily as a result of lower gas supply costs billed to customers through the gas supply clause.

Fuel for electric generation increased $14.4 million (18%) for the six months because of an increase in the cost of coal burned ($12.9 million) and an increase in quantity of coal burned ($1.5 million). Gas supply expenses decreased $42.2 million (29%) due to a decrease in net gas supply cost ($44.0 million), and a decrease in the volume of retail gas delivered to the distribution system ($6.4 million), partially offset by increased wholesale gas expenses ($8.2 million).

The decrease in non-recurring charges of $144.4 million ($86.1 million after tax) is due to the costs associated with LG&E's workforce reduction initiative which were recorded in the first quarter of 2001 (See Note 4).

Other operation expenses increased $31.5 million (44%) in 2002, compared to 2001, primarily due to amortization expenses associated with LG&E's workforce reduction program ($15.0 million), increased costs for electric transmission ($5.9 million), pension expenses ($4.9 million), post-retirement medical expenses ($1.8 million), and property insurance ($1.3 million).

Maintenance expenses increased $3.3 million (14%) in 2002 primarily due to increased repairs to steam production ($1.6 million) and maintenance to the electric distribution system ($1.1 million).

Other income(deduction)-net decreased $1.4 million in 2002 primarily due to an increase in repairs to non-utility property ($0.6 million), a decrease in gains recorded on the sale of non-utility property ($.3 million) and an increase in the tax provision related to other income ($0.6 million).

A reconciliation of differences between the U.S. statutory federal income tax rate and effective income tax rate for the six months ended June 30 follows:

                                               June       June
Effective Rate                                 2002       2001
Statutory federal income tax rate              35.0%     -35.0%
State income taxes net of federal benefit       5.0%      -5.5%
Amortization of investment tax credit & R&D    -3.7%      -4.5%
Other differences                              -0.2%      -1.2%
Effective Income Tax Rate                      36.1%     -46.2%


The six months ended June 2001 included a net pretax loss because of the workforce reduction charge.

Interest charges decreased $6.0 million (29%) due to lower interest rates on variable rate long term debt ($3.7 million), a decrease in interest on debt to parent company ($0.9 million), and a decrease in interest associated with the accounts receivable securitization program ($1.5 million). The weighted average interest rate on variable-rate tax-exempt debt for the six months ended June 30, 2002 was 1.66%, compared to 4.23% for the comparable period in 2001.



KU Results:

KU's net income increased $23.0 million for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. The increase was primarily due a non-recurring charge of $38.0 million, net of tax, made in the first quarter of 2001 for costs associated with KU's workforce reduction program. Excluding this one-time charge, net income decreased $15.0 million, due largely to increased operation expenses and lower electric revenues, partially offset by lower interest expense.

A comparison of KU's revenues for the six months ended June 30, 2002, with the six months ended June 30, 2001, reflects increases and decreases which have been segregated by the following principal causes (in thousands of $):

Retail sales:
 Fuel supply adjustments                            $    9,359
 Environmental cost recovery surcharge                   2,543
 Demand side management cost recovery                    1,296
 LG&E/KU merger surcredit                               (2,161)
 Value delivery surcredit                                 (338)
 Variation in sales volume, etc.                         4,782

 Total retail sales                                     15,481

Wholesale sales                                        (31,050)
Other                                                    3,139

Total                                               $  (12,430)

Electric revenues decreased primarily due to a decrease in wholesale sales, partially offset by increased sales to retail customers. The decrease in wholesale sales is primarily due to a decrease in the price of wholesale sales ($21.4 million) and a decrease in volume sold ($9.7 million).

Fuel for electric generation increased $4.2 million (4%) for the six months due to a $12.6 million increase in the cost of coal burned partially offset by a decrease of $8.4 million in volume burned.

Power purchased decreased $3.9 million (5%) in 2002 primarily because of a decrease in unit cost ($10.2 million), partially offset by an increase in KWH purchased ($6.3 million).

Non-recurring charges decreased $63.8 million ($38.0 million after tax). These costs were due to KU's workforce reduction program which were recorded in the first quarter of 2001 (See Note 4).

Other operation expenses increased $16.8 million (31%) compared to 2001, primarily due to amortization expenses associated with KU's workforce reduction program ($5.8 million), higher pension expenses ($2.1 million), property insurance ($1.3 million) and outside services ($1.9), higher costs for electric transmission ($3.4 million) and increases in uncollectible accounts and customer assistance programs ($1.3 million).

Other income-net decreased $1.1 million (25%) in 2002 primarily due to a gain on disposition of property in 2001 of $1.3 million.

A reconciliation of differences between the U.S. statutory federal income tax rate and effective income tax rate for the six months ended June follows:

                                               June       June
Effective Rate                                 2002       2001
Statutory federal income tax rate              35.0%      35.0%
State income taxes net of federal benefit       6.3%       7.7%
Amortization of investment tax credit & R&D    -3.5%      -9.7%
Other differences                              -3.0%     -11.4%
Effective Income Tax Rate                      34.8%      21.6%


The amortization of investment tax credit and other differences were approximately the same in both periods, but lower pretax income for the six months ended June 30, 2001 (resulting from the workforce reduction charge) caused the percentage changes to be greater in the 2001 period.

Interest charges decreased $4.1 million (22%) for the first six months of 2002 as compared to the six months of 2001 primarily due to lower rates on variable rate debt ($2.7 million) and a decrease in interest associated with the accounts receivable securitization program ($1.0 million). The weighted average interest rate on variable-rate tax-exempt debt for the six months ended June 30, 2002 was 1.66%, compared to 3.76% for the comparable period in 2001.



Liquidity and Capital Resources

LG&E's and KU's need for capital funds are largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers. Internal and external lines of credit, the accounts receivable securitization programs, and commercial paper programs are maintained to fund short-term capital requirements.

Construction expenditures for the six months ended June 30, 2002 for LG&E and KU amounted to $69.5 million and $47.8 million, respectively. Such expenditures related primarily to construction to meet nitrogen oxide (NOx) emission standards, and were financed with internally generated funds and accounts receivable securitization program funds. Also, a common stock dividend of $23 million was paid by LG&E. See Note 6 of Notes to Financial Statements concerning accounts receivable securitization.

LG&E's and KU's cash and temporary cash investment balance increased $18.3 million and $0.2 million, respectively during the six months ended June 30, 2002. The increases reflect cash flows from operations, partially offset by construction expenditures and LG&E's common dividend payment. KU also reduced notes payable by $28.2 million.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of LG&E's and KU's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The increases in accounts receivable for KU resulted primarily from seasonal fluctuations. The decrease in accounts receivable at LG&E resulted primarily from the increased sale of accounts receivable through the accounts receivable securitization program. (See Note 6 of Notes to Financial Statements). The increase in fuel inventory at LG&E and the decrease in LG&E's gas stored underground resulted from seasonal fluctuations.

LG&E and KU participate in a money pool whereby LG&E Energy can make funds available to LG&E and KU at market-based rates up to $200 million each. LG&E Energy maintains a facility of $200 million with a Powergen subsidiary to ensure funding availability for the money pool. There is no balance outstanding under the Powergen line of credit as of June 30, 2002 and no outstanding commercial paper program balance. LG&E Energy has provided loans to LG&E and KU through the money pool that total $91.6 million and $19.6 million, respectively, as of June 30, 2002. These borrowings carried a commercial paper grade interest rate of 1.82% at June 30, 2002.

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

On May 23, 2002 KU refinanced its pollution control series 1B, 2B, 3B, and 4B bonds, totaling $37.9 million. The new bonds, series 12, 13, 14 and 15 are due in February 2032 and bear interest at a variable rate. The new bonds are secured by first mortgage bonds and have the same principal amount as the prior bonds. The variable rate will be established by the remarketing agent based on conditions in the tax-exempt debt market.

As of June 30, 2002, LG&E Energy owned $104.6 million in varying portions of LG&E's outstanding variable rate pollution control bonds. The bonds were acquired during May 2002 by LG&E Energy as an investment and were sold in their entirety during the first half of July 2002 to unaffiliated third parties.


LG&E's security ratings as of June 30, 2002, were:

                                       Moody's     S&P       Fitch

     First mortgage bonds                A1        A-        A+
     Preferred stock                     a2        BBB-      A-
     Commercial paper                    P-1       A-2       F-1

KU's security ratings as of June 30, 2002, were:

                                       Moody's     S&P       Fitch

     First mortgage bonds                A1        A-        A+
     Preferred stock                     a2        BBB-      A-
     Commercial paper                    P-1       A-2       F-1


The S&P ratings of LG&E's and KU's debt securities are on Credit Watch for upgrade as the result of the E.ON acquisition. Fitch has placed LG&E and KU on credit watch evolving as a result of the acquisition by E.ON. These ratings reflect the views of Moody's, S&P and Fitch. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

LG&E's capitalization ratios at June 30, 2002, and December 31, 2001, follow:


                                              Jun. 30,  Dec. 31,
                                                2002      2001

Long-term debt (including current portion)      37.4%     37.5%
Notes payable                                    5.5       5.7
Preferred stock                                  5.8       5.8
Common equity                                   51.3      51.0
Total                                          100.0%    100.0%

KU's capitalization ratios at June 30, 2002, and December 31, 2001, follow:

                                              Jun. 30,  Dec. 31,
                                                2002      2001

Long-term debt (including current portion)      37.1%     37.2%
Notes payable                                    1.5       3.6
Preferred stock                                  3.0       3.1
Common equity                                   58.4      56.1
Total                                          100.0%    100.0%


New Accounting Pronouncements

SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets were issued in the second quarter of 2001. Therefore, the provisions of these new pronouncements were effective July 1, 2001, for LG&E and KU. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 requires goodwill to be recorded, but not amortized. Furthermore, goodwill will now be subject to a periodic assessment for impairment. LG&E and KU have no recorded goodwill and have no merger or acquisitions in progress. Accordingly, the Companies experienced no impact on the financial position or results of operation as a result of adopting these standards.

SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, were issued during 2001. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144, among other provisions, eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment. The effective implementation date for SFAS No. 144 is January 1, 2002 and SFAS No. 143 is January 1, 2003. SFAS No. 144 had no impact on the financial position or results of operations of LG&E or KU. Management is currently conducting an analysis and has not determined what impact SFAS No. 143 will have on the financial position or results of operations of the Companies.

The Financial Accounting Standards Board created the Derivatives Implementation Group ("DIG") to provide guidance for implementation of SFAS No. 133. DIG Issue C15, Normal Purchases and Normal Sales Exception for Option Type Contracts and Forward Contracts in Electricity was adopted in 2001 and had no impact on results of operations and financial position of the Companies. DIG Issue C16, Applying the Normal Purchase and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract, was cleared in the third quarter 2001 and stated that option contracts do not meet the normal purchases and normal sales exception and should follow SFAS No. 133. DIG Issue C16 was effective in the second quarter of 2002. The adoption of DIG Issue C16 did not have a material impact on the financial position or results of operations of the Companies pursuant to regulatory treatment prescribed by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. KU recorded a mark to market asset and corresponding regulatory liability of $1.4 million in the second quarter of 2002.

SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, amendment of SFAS No. 13, and technical corrections was issued in the second quarter 2002. The provisions related to SFAS No. 13 were effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. The adoption of this standard will not have a material impact on financial position or results of operations of the Companies.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Companies do not expect the adoption of this standard to have a material impact on financial position or results of operations of the Companies.

Contingencies

For a description of significant contingencies that may affect LG&E and KU, reference is made to Part I, Item 3, Legal Proceedings, and Notes 12 (LG&E) and 11 (KU) to the financial statements contained in LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2001 and to Part II -
Item 1, Legal Proceedings herein.

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

The potential change in interest expense resulting from changes in base interest rates of the Companies' unswapped debt did not change materially during the first six months of 2002. The potential changes in the fair values of the Company's interest-rate swaps resulting from changes in interest rates and the yield curve also did not change materially during the first six months of 2002. The Companies' exposure to market risks from changes in commodity prices remained immaterial during the first six months of 2002.

The Companies have entered into fuel purchase contracts that contain options which allow the Companies to purchase additional tons of coal, as needed, or purchase less coal that contractually required, as needed. The potential change resulting from variations in coal commodity prices of the Companies' coal supply contracts containing option features are not material during the first six months of 2002. The Companies' exposure to market risks from changes in commodity prices are immaterial during the first six months of 2002.

Energy Trading & Risk Management Activities

LG&E and KU conduct energy trading and risk management activities to maximize the value of power sales from physical assets it owns, in addition to the wholesale sale of excess asset capacity. Certain energy trading activities are accounted for on a mark-to-market basis in accordance with EITF 98-10 Accounting for Contracts Involved in Energy Trading and Risk Management Activities, SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities. Wholesale sales of excess asset capacity and wholesale purchases are treated as normal sales and purchases under SFAS No. 133 and SFAS No. 138 and are not marked to market.

The table below summarizes both LG&E and KU's energy trading and risk management activities during January through June of 2002 (in thousands of $), as trading volumes are evenly divided between the two regulated utilities.

  Fair value of contracts at 12/31/01, net liability $ (186) Fair value of contracts when entered into
   during Jan- Jun 2002					     (57)
  Contracts realized or otherwise settled during Jan-
   Jun 2002                     	                     335
  Changes in fair values due to changes in assumptions       (66)
  Fair value of contracts at 6/30/02, net asset           $   26

No changes to valuation techniques for energy trading and risk management activities occurred during January through June of 2002. All contracts outstanding at June 30, 2002 have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

LG&E and KU maintain policies intended to minimize credit risk and revalues credit exposures daily to monitor compliance with those policies. As June 30, 2002, 100% of the trading and risk management commitments were with counterparties rated BBB- equivalent or better.

                       Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving LG&E and KU, reference is made to the information under the following items and captions of LG&E's and KU's (A) respective combined Annual Report on Form 10-K for the year ended December 31, 2001: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Notes 3, 12 and 16 of LG&E's Notes to Financial Statements under Item 8 and Notes 3, 11 and 14 of KU's Notes to Financial Statements under Item 8 and (B) respective combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2002: Item I of Part II, Legal Proceedings. Except as described herein, to date, the proceedings reported in LG&E's and KU's respective combined Annual Report on Form 10-K have not changed materially.

E.ON-Powergen Transaction

Effective July 1, 2002, E.ON, a Germany company, completed its acquisition of Powergen, following receipt of the final necessary regulatory approval on June 14, 2002 from the Securities and Exchange Commission. E.ON had announced its pre-conditional cash offer of 5.1 billion pounds sterling ($7.3 billion) for Powergen on April 9, 2001.

LG&E Employment Discrimination Claim

In June 2002, alternative amended complaints were filed against LG&E and certain related and unrelated parties whereby approximately 30 employees or former employees claimed past and current instances of employment discrimination. The complaints demand various forms of declarative, injunctive and class action relief, as well as a claim of $150 million in monetary damages. LG&E has removed the case to the U.S. District Court for the Western District of Kentucky and filed an answer denying all plaintiffs' claims. Certain plaintiffs' claims have completed a process of preliminary administrative review before the U.S. Equal Employment Opportunity Commission, which has, to date, declined to proceed on any of the claims reviewed. LG&E intends to vigorously defend itself in the action and management does not anticipate that the outcome will have a material impact on LG&E's operations or financial condition.

Fuel Adjustment Clause Proceedings

In May 2002 the Kentucky Commission granted final approval to the December 21, 2001 comprehensive settlement regarding pending fuel adjustment clause proceedings involving LG&E and KU and in July 2002 the Kentucky Court of Appeals dismissed the associated appeal. Pursuant to such settlement, LG&E and KU credited customers approximately $720,000 and $954,000, respectively, during June and July 2002. See Legal Proceedings under Item 3 of LG&E's and KU's Annual Report on Form 10-K for the year ended December 31, 2001.

Other

On April 16, 2002, the LG&E 5% Cumulative Preferred class of stock was delisted from the NASDAQ Small Capitalization Market. On June 3, 2002, the KU 4.75% Cumulative Preferred class of stock was delisted from the Philadelphia Stock Exchange. Delisting will enable the Companies to realize certain administrative and corporate governance efficiencies.


Item 6(a).  Exhibits.

None.

Item 6(b).  Reports on Form 8-K.

None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  August 14, 2002          /s/ S. Bradford Rives
                                S. Bradford Rives
                                Senior Vice President - Finance and
                                Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  August 14, 2002          /s/ S. Bradford Rives
                                S. Bradford Rives
                                Senior Vice President - Finance and
                                Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)