Form 10-Q
period 2006-03-31
LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO
filed 2006-05-04
CIK 60549, 55387

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2006

                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


       Commission  Registrant, State of Incorporation,  IRS Employer
      File Number     Address, and Telephone NumberIdentification Number

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b2 of the Exchange Act. (Check one):

Large accelerated filer _____                      Accelerated filer_____
                          Non-accelerated filer __X___

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes    No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Louisville Gas and Electric Company - 21,294,223 shares, without par value, as of April 30,2006, all held by E.ON U.S. LLC

Kentucky Utilities Company - 37,817,878 shares, without par value, as of April 30, 2006, all held by E.ON U.S. LLC

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information related to the other registrants.
                          INDEX OF ABBREVIATIONS


AG                    Attorney General of Kentucky
ARO                   Asset Retirement Obligation
CCN                   Certificate of Public Convenience and Necessity
CAIR                  Clean Air Interstate Rule
CAMR                  Clean Air Mercury Rule
Company               LG&E or KU, as applicable
Companies             LG&E and KU
DSM                   Demand Side Management
ECR                   Environmental Cost Recovery
EEI                   Electric Energy, Inc.
E.ON                  E.ON AG
E.ON U.S.             E.ON U.S. LLC (formerly LG&E Energy LLC and LG&E
			Energy Corp.)
E.ON U.S. Services    E.ON U.S. Services Inc. (formerly LG&E Energy
			Services Inc.)
EPA                   U.S. Environmental Protection Agency
EPAct 2005            Energy Policy Act of 2005
ESM                   Earnings Sharing Mechanism
FAC                   Fuel Adjustment Clause
FASB                  Financial Accounting Standards Board
FERC                  Federal Energy Regulatory Commission
Fidelia               Fidelia Corporation (an E.ON affiliate)
FIN                   FASB Interpretation No.
FGD                   Flue Gas Desulfurization
FTR                   Financial Transmission Rights
IMEA                  Illinois Municipal Electric Agency
IMPA                  Indiana Municipal Power Agency
IRS                   Internal Revenue Service
Kentucky Commission   Kentucky Public Service Commission
KU                    Kentucky Utilities Company
LIBOR                 London Interbank Offer Rate
LEM                   LG&E Energy Marketing Inc.
LG&E                  Louisville Gas and Electric Company
MISO                  Midwest Independent Transmission System Operator,
			Inc.
Moody's               Moody's Investor Services, Inc.
Mw                    Megawatts
NOx                   Nitrogen Oxide
OMU                   Owensboro Municipal Utilities
PUHCA 1935            Public Utility Holding Company Act of 1935
PUHCA 2005            Public Utility Holding Company Act of 2005
S&P                   Standard & Poor's Rating Services
SEC                   Securities and Exchange Commission
SFAS                  Statement of Financial Accounting Standards
SO2                   Sulfur Dioxide
TEMT                  Transmission and Energy Markets Tariff
VDT                   Value Delivery Team Process
Virginia Commission   Virginia State Corporation Commission

                             TABLE OF CONTENTS
                                  PART I
Item 1.  Financial Statements (Unaudited)
    Louisville Gas and Electric Company
       Statements of Income                                             1
       Statements of Retained Earnings                                  1
       Balance Sheets                                                   2
       Statements of Cash Flows                                         4
       Statements of Comprehensive Income                               5
    Kentucky Utilities Company
       Statements of Income                                             6
       Statements of Retained Earnings                                  6
       Balance Sheets                                                   7
       Statements of Cash Flows                                         9
       Statements of Comprehensive Income                              10
       Notes to Financial Statements                                   11
Item 2.Management's Discussion and Analysis of Financial Condition
	and Results of Operations.                                     24
Item 3.Quantitative and Qualitative Disclosures About Market Risk.     31
Item 4.Controls and Procedures                                         33

                                  PART II

Item 1.Legal Proceedings. 	                                       34
Item 1A.Risk Factors.          	                                       34
Item 5.Other Information.  	                                       34
Item 6.Exhibits.	                                               34
       Signatures                                                      35
       Exhibits                                                        36


Part I.  Financial Information - Item 1.  Financial Statements (Unaudited)



                   Louisville Gas and Electric Company
                     Statements of Income (Unaudited)
                              (Millions of $)
                                                     Three Months Ended
                                                         March 31,
                                                      2006        2005
OPERATING REVENUES:
Electric                                             $213         $229
Gas                                                   200          173
 Total operating revenues                             413          402

OPERATING EXPENSES:
Fuel for electric generation                           64           60
Power purchased                                        29           39
Gas supply expenses                                   162          136
Other operation and maintenance expenses               78           74
Depreciation and amortization                          30           31
 Total operating expenses                             363          340

OPERATING INCOME                                       50           62

Interest expense (Note 3)                               7            6
Interest expense to affiliated companies (Note 8)       4	     3

INCOME BEFORE INCOME TAXES                             39           53

Federal and state income taxes                         13           19

NET INCOME                                           $ 26         $ 34

The accompanying notes are an integral part of these financial statements.



                Statements of Retained Earnings (Unaudited)
                              (Millions of $)
                                                      Three Months Ended
                                                          March 31,
                                                       2006       2005

Balance at beginning of period                       $621         $534
Net income                                             26           34
 Subtotal                                             647          568

Cash dividends declared on stock:
Cumulative preferred                                    1            1
Common                                                 40           29
 Subtotal                                              41           30

Balance at end of period                             $606         $538

The accompanying notes are an integral part of these financial statements.



                    Louisville Gas and Electric Company
                              Balance Sheets
                                (Unaudited)
                              (Millions of $)



ASSETS                                             March 31,  December 31,
                                                      2006        2005
Current Assets:
Cash and cash equivalents                           $   7        $   7
Accounts receivable - less reserves of $1 million
 as of March 31, 2006 and December 31, 2005           177          267
Materials and supplies:
 Fuel (predominantly coal)                             50           39
 Gas stored underground                                43          125
 Other materials and supplies                          28           28
Prepayments and other assets                            6            6
 Total current assets                                 311          472

Other property and investments -
 less reserves of less than $1 million as of
 March 31, 2006 and December 31, 2005                   1            1

Utility plant:
At original cost                                    4,056        4,049
Less: reserve for depreciation                      1,509        1,509
 Net utility plant                                  2,547        2,540

Deferred debits and other assets:
Restricted cash                                        10           10
Unamortized debt expense                                8            8
Regulatory assets (Note 2)                             77           84
Other assets                                           33           31
 Total deferred debits and other assets               128          133

Total assets                                       $2,987       $3,146

The accompanying notes are an integral part of these financial statements.



                    Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                                (Unaudited)
                              (Millions of $)
                                                   March 31,  December 31,
LIABILITIES AND EQUITY                                2006        2005

Current liabilities:
Current portion of long-term debt                   $ 248        $ 248
Notes payable to affiliated companies
	(Note 5 and Note 8)  		               42	   141
Accounts payable                                       90          141
Accounts payable to affiliated companies (Note 8)      40 	    52
Accrued income taxes                                   28            6
Customer deposits                                      17           17
Other current liabilities                              19           15
 Total current liabilities                            484          620

Long-term debt:
Long-term debt (Note 5)                               328          328
Long-term debt to affiliated company
	(Note 5 and Note 8)           		      225          225
Mandatorily redeemable preferred stock                 20           20
 Total long-term debt                                 573          573

Deferred credits and other liabilities:
Accumulated deferred income taxes - net               316          322
Investment tax credit, in process of amortization      41     	    42
Accumulated provision for pensions and related
	benefits            			      128          143
Customer advances for construction                     10           10
Asset retirement obligation                            27           27
Regulatory liabilities (Note 2):
 Accumulated cost of removal of utility plant         223          219
 Regulatory liability deferred income taxes            40           42
 Other regulatory liabilities                          34           20
Other liabilities                                      24           31
 Total deferred credits and other liabilities         843          856

Cumulative preferred stock                             70           70

Common equity:
Common stock, without par value -
 Authorized 75,000,000 shares, outstanding
	21,294,223 shares 		              424 	   424
Additional paid-in capital                             40           40
Accumulated comprehensive loss                        (53)         (58)
Retained earnings                                     606          621
 Total common equity                                1,017        1,027

Total liabilities and equity                       $2,987       $3,146

The accompanying notes are an integral part of these financial statements.

                    Louisville Gas and Electric Company
                         Statements of Cash Flows
                                (Unaudited)
                              (Millions of $)
                                                      Three Months Ended
                                                          March 31,
                                                       2006         2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  26         $  34
Items not requiring cash currently:
 Depreciation and amortization                         30            31
 Deferred income taxes                                (11)           (3)
 VDT amortization                                       7             7
 Other                                                 (3)            -
Changes in current assets and liabilities:
 Accounts receivable                                   90             5
 Fuel                                                 (11)            -
 Gas stored underground                                82            53
 Accounts payable                                     (51)          (18)
 Accounts payable to affiliated companies             (12)           (5)
 Accrued income taxes                                  22            25
 Other current liabilities                              4           (13)
 Other changes in current assets and liabilities-net    - 	     (1)
Pension funding (Note 4)                              (18)            -
Gas supply clause receivable, net                      23             2
Other                                                  (6)            4
 Net cash provided by operating activities            172           121

CASH FLOWS USED IN INVESTING ACTIVITIES:
Construction expenditures                             (32)          (18)
 Net cash used for investing activities               (32)          (18)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term borrowings from
	affiliated company (Note 8)                     -           (50)
Repayment of short-term borrowings from
	affiliated company (Note 5)	              (99)          (23)
Payment of dividends                                  (41)          (30)
 Net cash used for financing activities              (140)         (103)

CHANGE IN CASH AND CASH EQUIVALENTS                     -             -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        7	      7

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  7          $  7

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
 Income taxes                                        $  3          $ (1)
 Interest on borrowed money                          $  5          $  4
 Interest to affiliated companies on borrowed money  $  4     	   $  4

The accompanying notes are an integral part of these financial statements.




                    Louisville Gas and Electric Company
                    Statements of Comprehensive Income
                                (Unaudited)
                              (Millions of $)


                                                      Three Months Ended
                                                          March 31,
                                                      2006         2005


Net income                                            $26          $34

Income Taxes - Minimum Pension Liability                -           (1)

Gain on derivative instruments and hedging
	activities - net of tax (expense)
	of ($3) million and ($1) million
	for 2006 and 2005,respectively (Note 4)         5            1

Comprehensive income, net of tax                        5            -

Comprehensive income                                  $31          $34

The accompanying notes are an integral part of these financial statements.





                        Kentucky Utilities Company
                           Statements of Income
                                (Unaudited)
                              (Millions of $)

                                                     Three Months Ended
                                                         March 31,
                                                      2006        2005

OPERATING REVENUES                                   $293         $287

OPERATING EXPENSES:
Fuel for electric generation                           95           87
Power purchased                                        46           46
Other operation and maintenance expenses               70           59
Depreciation and amortization                          28           29
 Total operating expenses                             239          221

OPERATING INCOME                                       54           66

Other (income) - net                                   (8)          (1)
Interest expense (Note 3)                               3            3
Interest expense to affiliated
	companies (Note 5 and Note 8) 			6   	     3

INCOME BEFORE INCOME TAXES                             53           61

Federal and state income taxes                         18           23

NET INCOME                                           $ 35         $ 38

The accompanying notes are an integral part of these financial statements.


                      Statements of Retained Earnings
                                (Unaudited)
                              (Millions of $)
                                                      Three Months Ended
                                                          March 31,
                                                      2006        2005

Balance at beginning of period                       $718         $659
Net income                                             35	    38
 Subtotal                                             753          697

Cash dividends declared on stock:
Common                                                  -           30
 Subtotal......                                         -           30

Balance at end of period                             $753         $667

The accompanying notes are an integral part of these financial statements.



                        Kentucky Utilities Company
                              Balance Sheets
                                (Unaudited)
                              (Millions of $)


                                                   March 31,   December 31,
ASSETS                                                2006         2005

Current assets:
Cash and cash equivalents                     	     $  5         $  7
Restricted cash                                        15           22
Accounts receivable - less reserves of
	$2 million as of March 31, 2006
	and December 31, 2005	                      141          167
Materials and supplies:
 Fuel (predominantly coal)                             55           55
 Other materials and supplies                          33           32
Prepayments and other assets                            5            5
 Total current assets                                 254          288

Other property and investments -
 less reserves of less than $1 million
	as of March 31, 2006 and
	December 31, 2005                              24           23

Utility plant:
At original cost                                    3,874        3,847
Less: reserve for depreciation                      1,518        1,508
 Net utility plant                                  2,356        2,339

Deferred debits and other assets:
Unamortized debt expense                                5            5
Regulatory assets (Note 2)                             65           58
Cash surrender value of key man life insurance         33  	    32
Other assets                                           14           11
 Total deferred debits and other assets               117          106

Total assets                                       $2,751       $2,756

The accompanying notes are an integral part of these financial statements.


                        Kentucky Utilities Company
                          Balance Sheets (cont.)
                                (Unaudited)
                              (Millions of $)


                                                    March 31, December 31,
LIABILITIES AND EQUITY                                2006        2005

Current liabilities:
Current portion of long-term debt                  $   87        $123
Notes payable to affiliated company
	(Note 5 and Note 8)   		               83    	   70
Accounts payable                                       73          89
Accounts payable to affiliated companies (Note 8)      36          53
Accrued income taxes                                   18          13
Customer deposits                                      18          17
Other current liabilities                              20          18
 Total current liabilities                            335         383

Long-term debt:
Long-term debt (Note 5)                               240         240
Long-term debt to affiliated company
	(Note 5 and Note 8)         		      383	  383
 Total long-term debt                                 623         623

Deferred credits and other liabilities:
Accumulated deferred income taxes - net               277         274
Accumulated provision for pensions
	and related benefits  		               94	   92
Asset retirement obligation                            27          27
Regulatory liabilities (Note 2):
 Accumulated cost of removal of utility plant         284         281
 Regulatory liability deferred income taxes            22          23
 Other regulatory liabilities                          11          11
Other liabilities                                      21          20
 Total deferred credits and other liabilities         736 	  728

Common equity:
Common stock, without par value -
 Authorized 80,000,000 shares, outstanding
	37,817,878 shares		              308	  308
Additional paid-in capital                             15          15
Accumulated comprehensive loss                        (19)        (19)

Retained earnings                                     738         704
Undistributed subsidiary earnings                      15          14
Total retained earnings                               753         718
 Total common equity                                1,057       1,022

Total liabilities and equity                       $2,751      $2,756

The accompanying notes are an integral part of these financial statements.


                        Kentucky Utilities Company
                         Statements of Cash Flows
                                (Unaudited)
                              (Millions of $)


                                                     Three Months Ended
                                                          March 31,
                                                     2006	  2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 35   	  $ 38
Items not requiring cash currently:
 Depreciation and amortization                         28           29
 VDT amortization                                       3            3
 Other                                                  7           (3)
Changes in current assets and liabilities:
 Accounts receivable                                   26            9
 Accounts payable                                     (16)         (28)
 Accounts payable to affiliated companies             (17)         (12)
 Accrued income taxes                                   5           27
 Other current liabilities                              3          (10)
 Other changes in current assets and liabilities - net (1)  	     3
FAC                                                    (9)          (4)
Other                                                  (8)           5
 Net cash provided by operating activities             56           57

CASH FLOWS USED IN INVESTING ACTIVITIES:
Construction expenditures                             (41)         (19)
Change in restricted cash                               7            -
Other          					       (1)           -
 Net cash used for investing activities               (35)         (19)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of first mortgage bonds (Note 5)           (36)           -
Short-term borrowings from affiliated
	company (Note 5)  		               13 	     -
Repayment of short-term borrowings from
	affiliated company (Note 5)     		-	    (9)
Payment of dividends                                    -          (30)
 Net cash used for financing activities               (23)         (39)

CHANGE IN CASH AND CASH EQUIVALENTS                    (2)          (1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        7	     5
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  5         $  4

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
 Income taxes                                        $ 10         $ (2)
 Interest on borrowed money                          $  4         $  2
 Interest to affiliated companies on borrowed money  $  5         $  3

The accompanying notes are an integral part of these financial statements.



                        Kentucky Utilities Company
                    Statements of Comprehensive Income
                                (Unaudited)
                              (Millions of $)


                                                    Three Months Ended
                                                        March 31,
                                                      2006       2005


Net income                                            $35        $38

Income Taxes - Minimum Pension Liability                -         (1)

Comprehensive loss, net of tax                          -         (1)

Comprehensive income                                  $35        $37

The accompanying notes are an integral part of these financial statements.



                   Louisville Gas and Electric Company
                       Kentucky Utilities Company
                      Notes to Financial Statements
                               (Unaudited)

1. General

   The unaudited financial statements include the accounts of LG&E and KU. The common stock of each of LG&E and KU is wholly-owned by E.ON U.S. In the opinion of management, the unaudited condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of financial position, results of operations, retained earnings, comprehensive income and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading.

   See LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2005, for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Companies.

2. Rates and Regulatory Matters

   For a description of each line item of regulatory assets and liabilities for LG&E and KU, reference is made to Part I, Item 8, Financial Statements and Supplementary Data, Note 3 of LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2005.

   The following regulatory assets and liabilities were included in LG&E's Balance Sheets as of March 31, 2006 and December 31, 2005:

                    Louisville Gas and Electric Company
                                (Unaudited)
                                            March 31,  December 31,
    (in millions)                              2006        2005

   VDT Costs                                  $ -         $ 7
   Unamortized loss on bonds                   20          21
   ARO                                         21          20
   Gas supply adjustments                      17          25
   Merger surcredit                             3           4
   FAC                                          5           -
   ECR                                          6           2
   Other                                        5           5
    Total regulatory assets                   $77         $84

   Accumulated cost of removal of utility
	plant				     $223        $219
   Deferred income taxes - net                 40          42
   Gas supply adjustments                      31          17
   Other                                        3           3
   Total regulatory liabilities              $297        $281

   LG&E currently earns a return on all regulatory assets except for gas supply adjustments, FAC, gas performance based ratemaking and DSM, all of which are separate rate mechanisms with recovery within twelve months. Additionally, no current return is earned on the ARO regulatory asset. This regulatory asset will be offset against the associated regulatory liability, ARO asset and ARO liability at the time the underlying asset is retired.

    The following regulatory assets and liabilities were included in KU's Balance Sheets as of March 31, 2006 and December 31, 2005:

                        Kentucky Utilities Company
                                (Unaudited)

                                            March 31,     December 31,
      (in millions)                            2006           2005

     VDT costs                                 $ -            $ 3
     Unamortized loss on bonds                  11             11
     ARO                                        20             20
     Merger surcredit                            2              3
     FAC                                        21             12
     ECR                                         5              4
     Deferred storm costs                        3              3
     Other                                       3              2
     Total regulatory assets                   $65            $58

     Accumulated cost of removal of
	utility plant            	      $284           $281
     Deferred income taxes - net                22             23
     Other                                      11	       11
     Total regulatory liabilities             $317           $315

   KU currently earns a return on all regulatory assets except for DSM and FAC, both of which are separate recovery mechanisms with recovery within twelve months. Additionally, no current return is earned on the ARO regulatory asset. This regulatory asset will be offset against the associated regulatory liability, ARO asset and ARO liability at the time the underlying asset is retired.

   ELECTRIC AND GAS RATE CASES

   On June 30, 2004, the Kentucky Commission issued an order approving an increase in the base electric rates of LG&E and KU and the natural gas rates of LG&E. The rate increases took effect on July 1, 2004.

   During 2004 and 2005, the AG conducted an investigation of LG&E and KU, as well as of the Kentucky Commission and its staff, requesting information regarding allegedly improper communications between the Companies and the Kentucky Commission, particularly during the period covered by the rate cases. Concurrently, the AG had filed pleadings with the Kentucky Commission requesting rehearing of the rate cases on computational components of the increased rates, including income taxes, cost of removal and depreciation amounts. In August 2004, the Kentucky Commission denied the AG's rehearing request on the cost of removal and depreciation issues and granted rehearing on the income tax component. The Kentucky Commission agreed to hold in abeyance further proceedings in the rate case, until the AG filed its investigative report regarding the allegations of improper communication.

   In January 2005 and February 2005, the AG filed a motion summarizing its investigative report as containing evidence of improper communications and record-keeping errors by LG&E and KU in their conduct of activities before the Kentucky Commission or other state governmental entities and forwarded such report to the Kentucky Commission under continued confidential treatment to allow it to consider the report, including its impact, if any, on completing its investigation and any remaining steps in the rate case. To date, the Companies have neither seen nor requested copies of the report or its contents.

   In December 2005, the Kentucky Commission issued an order noting completion of its inquiry, including review of the AG's investigative report. The order concludes that no improper communications occurred during the rate proceeding. The order further established a procedural schedule through the first quarter of 2006 for considering the sole issue for which rehearing was granted: state income tax rates used in calculating the granted rate increase. This issue is estimated at less than $1 million annually. On March 31, 2006, the Kentucky Commission issued an order resolving this issue in LG&E's and KU's favor consistent with the original rate increase order. The March 2006 order on rehearing had the effect of commencing the period for appeal of the original June 2004 order, which period has subsequently expired without motion for appeal being filed.

   LG&E and KU believe no improprieties have occurred in their communications with the Kentucky Commission and have cooperated in the proceedings before the AG and the Kentucky Commission. LG&E and KU are currently unable to determine the ultimate impact, if any, of, or any possible future actions of the AG or the Kentucky Commission arising out of, the AG's report and investigation, including whether there will be further actions to otherwise challenge the granted increases in rates.

   VDT

   On February 27, 2006, the AG, Kentucky Industrial Utility Consumers, Inc., LG&E and KU reached a settlement agreement on the future ratemaking treatment of the VDT surcredits and costs and subsequently submitted a joint motion to the Kentucky Commission to approve the unanimous settlement agreement. Under the terms of the settlement agreement, the VDT surcredit will continue at the current level until such time as LG&E or KU file for a change in electric or natural gas base rates. The Kentucky Commission held a public hearing in the proceeding on March 21, 2006, and issued an order on March 24, 2006, approving the settlement agreement.

   ARO

   LG&E and KU adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47) effective December 31, 2005. FIN 47 expands the term "conditional asset retirement obligation" as used in SFAS No. 143, Accounting for Asset Retirement Obligations, to refer to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred; generally, upon acquisition, construction or development and through the normal operation of the asset.

   A summary of LG&E's net ARO assets, regulatory assets, liabilities and cost of removal established under FIN 47 and SFAS No. 143 follows:

                   ARO       			Accumulated
                   Net      ARO	   Reg.    Reg.  Cost of   Cost of Removal
                  Assets   Liab.  Assets   Liab. Removal    Depreciation

   (in millions)
   As of 12/31/05    $4   $(27)    $20     $ -      $3        $ -
   ARO accretion      -      -       1       -       -          -
   ARO depreciation   -      -       -       -       -          -
   Removal cost
	incurred      -      -       -       -       -          -
   Cost of removal
	depreciation  -      -       -       -       -          -
   As of 3/31/06     $4   $(27)    $21     $ -      $3        $ -

   A summary of KU's net ARO assets, regulatory assets, liabilities and cost of removal established under FIN 47 and SFAS No. 143 follows:

   		    ARO       			Accumulated
                    Net      ARO    Reg.    Reg.  Cost of   Cost of Removal
                   Assets   Liab.  Assets   Liab. Removal    Depreciation

   (in millions)
   As of 12/31/05   $5     $(27)    $20     $(2)     $2          $1
   ARO accretion     -        -       -       -       -           -
   ARO depreciation  -        -       -       -       -           -
   Removal cost
	incurred     -        -	      -       -       -  	  -
   Cost of removal
	depreciation -        -       -       -       -   	  -
   As of 3/31/06    $5     $(27)    $20     $(2)     $2  	 $1

   Pursuant to regulatory treatment prescribed under SFAS No. 71, LG&E and KU recorded offsetting regulatory credits in Depreciation and amortization in the income statement of less than $1 million for each Company for the three months ended March 31, 2006, for the ARO accretion and depreciation expense. For assets associated with AROs, the removal cost accrued through depreciation under regulatory accounting is established as a regulatory asset or liability pursuant to regulatory treatment prescribed under SFAS No. 71. For the three months ended March 31, 2006, LG&E and KU each recorded less than $1 million of depreciation expense related to the cost of removal of ARO related assets. An offsetting regulatory liability was established pursuant to regulatory treatment prescribed under SFAS No. 71.

   FAC

   On February 15, 2006, KU filed with the Virginia Commission an application seeking approval of an increase in its fuel cost factor to reflect higher fuel costs incurred during 2005 and anticipated to be incurred in 2006 of approximately $6 million. On March 30, 2006, the Virginia Commission approved KU's request at the conclusion of a public hearing and issued an order approving the requested increase on April 5, 2006.

   ECR

   In April 2006, the Kentucky Commission initiated its routine periodic
   reviews of the ECR mechanisms for LG&E and KU.   These proceedings may
   conclude before the end of the second quarter.

   In December 2004, KU and LG&E filed applications with the Kentucky Commission for approval of a CCN to construct new SO2 control technology (FGDs) at KU's Ghent and Brown stations, and to amend LG&E's compliance plan to allow recovery of new and additional environmental compliance facilities. The estimated capital cost of the additional facilities over the next three years is approximately $720 million ($40 million for LG&E and $680 million for KU), of which $560 million is for the FGDs at Brown and Ghent. Hearings in these cases occurred during May 2005 and final orders were issued in June 2005, granting approval of the CCN and amendments to LG&E's and KU's compliance plans.

   MISO

   The MISO is a non-profit independent transmission system operator that controls more than 100,000 miles of transmission lines over 1.1 million square miles in 17 northern Midwest states and one Canadian province. The MISO operates the regional power grid and wholesale electricity market in an effort to optimize efficiency and safeguard reliability in accordance with federal energy policy.

   LG&E and KU are now involved in proceedings with the Kentucky Commission and the FERC seeking the authority to exit the MISO. Based on various financial analyses performed internally due to the July 2003 Kentucky Commission investigation into MISO membership, and particularly in light of the financial impact of MISO's implementation of the new day-ahead and real-time markets, LG&E and KU determined that the costs of MISO membership, both now and in the future, outweigh the benefits. A timeline of events regarding the MISO and various proceedings is as follows:

      -September 1998 - The FERC granted conditional approval for the formation of the MISO. LG&E and KU were founding members.

      -October 2001 - The FERC ordered that all bundled retail loads and grandfathered wholesale loads of each member transmission owner be included in the calculation of the MISO "cost adder," the Schedule 10 charges designed to recover the MISO's cost of operation, including start-up capital (debt) costs. LG&E and KU and several owners opposed the FERC order and filed suit with the United States Court of Appeals.

      -February 2002 - The MISO began commercial operations.

      -February 2003 - The FERC reaffirmed its position on the Schedule 10 charges and the order was subsequently upheld by the U.S. Court of Appeals.

      -July 2003 - The Kentucky Commission opened an investigation into
       LG&E's and KU's MISO membership. Testimony was filed by LG&E and KU that supported an exit from the MISO, under certain conditions. This proceeding remains open.

      -August 2004 - The MISO filed its FERC-required TEMT. LG&E and KU and other owners filed opposition to certain conditions of the TEMT and sought to delay the implementation. Such opposition was denied by the FERC.

      -December 2004 - LG&E and KU provided the MISO its required one-year notice of intent to exit the grid.

      -April 2005 - The MISO implemented its day-ahead and real-time market
       (MISO Day 2), including a congestion management system.

      -October 2005 - LG&E and KU filed documents with the FERC seeking authority to exit the MISO.

      -November 2005 - LG&E and KU requested a Kentucky Commission order authorizing the transfer of functional control of their transmission facilities from the MISO to LG&E and KU respectively, for the purpose of withdrawing from the MISO. The request stated that the Tennessee Valley Authority would have control to the extent necessary to act as the Companies' Reliability Coordinator and for the Southwest Power Pool, Inc. to perform its function as the Companies' Independent Transmission Organization. This proceeding remains open.

      -March 2006 - the FERC issued an order conditionally approving the request of LG&E and KU to exit the MISO.

      -April 2006 - the MISO submitted a rehearing request to the FERC regarding the March 2006 conditional exit order. A rehearing proceeding may occur during the second quarter of 2006, with the possibility of appeals thereafter.

   The Companies must satisfy a number of conditions to effect their exit from the MISO including:

      -Submission of various compliance filings addressing:

         - the Companies' hold-harmless obligations under the MISO Transmission Owners' Agreement, and the amount of the MISO exit fee to be paid by the Companies as calculated under the approved methodology;
         - the Companies' anticipated arrangements with Southwest Power Pool, Inc.and Tennessee Valley Authority, including revisions to address certain independence and transmission planning considerations, and reciprocity arrangements to ensure certain KU requirements customers do not incur pancaked rates for transmission and ancillary services;
         -  the Companies' proposed Open Access Transmission Tariff as revised to address possible capacity hoarding, available
            transmission calculation methodology, curtailment priority and pricing, among other matters; and
         - the Companies' finalized arrangements with the Southwest Power Pool,Inc. and Tennessee Valley Authority.

      -The Companies must also file an application of the proposed Open
       Access Transmission Tariff under Section 205 of the Federal Power Act including a proposed return on equity.

   While LG&E and KU believe they can reasonably achieve all of the conditions imposed by the FERC order, completion of a number of the conditions is dependent upon the actions or agreement of third parties. The Companies are in continuing discussions with the MISO concerning operational elements of the exit and transition and are in discussions with certain parties to the Kentucky Commission proceeding concerning settlement or stipulation of certain issues in such proceeding. The Companies are currently unable to estimate the time period, if any, in which the conditions of the FERC order might be satisfied, the Companies might receive Kentucky Commission approval and, thereafter, exit the MISO.

   Should LG&E and KU be allowed to exit the MISO, an aggregate exit fee of up to $41 million (approximately $16 million for LG&E and $25 million for KU) could be imposed, depending on the timing and circumstances of actual exit. LG&E and KU estimate that, over time, such fee could be more than offset by savings resulting from exit from the MISO. Conversely, should LG&E and KU be ordered to remain in the MISO, costs are expected to continue to exceed benefits, currently without mechanisms for immediate recovery.

   Market-Based Rate Authority

   Since April 2004, the FERC has initiated proceedings to modify its methods which assess generation market power and has established more stringent interim market screen tests. During 2005, in connection with LG&E's and KU's tri-annual market-based rate tariff renewals, although disputed by LG&E and KU, the FERC continued to contend that LG&E and KU failed such market screens in certain regions. In January 2006, in an attempt to resolve the matter, LG&E and KU submitted proposed tariff schedules to the FERC containing a mitigation mechanism with respect to applicable power sales into an adjacent western Kentucky control area where a non-utility affiliate company is active. Prices for such sales will be capped at a relevant MISO power pool index price. Should LG&E and KU exit the MISO, they could additionally be deemed to have market power in their own joint control area, potentially requiring a similar mitigation mechanism for power sales into such region. In some cases, recent FERC decisions in other market-based rate proceedings have proposed or required cost-based, rather than market index, price caps. LG&E and KU cannot predict the ultimate impact of the current or potential mitigation mechanisms on their future wholesale power revenues.

   EPAct 2005

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

   The FERC was directed by the EPAct 2005 to adopt rules to address many areas previously regulated by the other agencies under other statutes, including PUHCA 1935. The FERC is in various stages of rulemaking on these issues and LG&E and KU are monitoring these rulemaking activities and actively participating in these and other rulemaking proceedings. LG&E and KU are still evaluating the potential impacts of the EPAct 2005 and the associated rulemakings and cannot predict what impact the EPAct 2005, and any such rulemakings, will have on their operations or financial position.

3. Financial Instruments

   The Companies use over-the-counter interest rate swaps to hedge exposure to market fluctuations in certain of their debt instruments. Pursuant to the Companies' policies, use of these financial instruments is intended to mitigate risk, earnings and cash flow volatility and is not speculative in nature. Management has designated all of the interest rate swaps as hedge instruments. Financial instruments designated as cash flow hedges have resulting gains and losses recorded within comprehensive income and stockholders' equity. Financial instruments designated as fair value hedges and the underlying hedged items are periodically marked to market with the resulting net gains and losses recorded directly into net income. Upon termination of any fair value hedge, the resulting gain or loss is recorded into net income.

   As of March 31, 2006, LG&E was party to various interest rate swap agreements with aggregate notional amounts of $211 million. Under these swap agreements, LG&E paid fixed rates averaging 4.38% and received variable rates based on LIBOR or the Bond Market Association's municipal swap index averaging 3.16% at March 31, 2006. The swap agreements in effect at March 31, 2006 have been designated as cash flow hedges and mature on dates ranging from 2020 to 2033. The hedges have been deemed to be fully effective resulting in a pretax gain of $8 million for the three months ended March 31, 2006, recorded in comprehensive income. Upon expiration of these hedges, the amount recorded in comprehensive income will be reclassified into earnings. The amounts expected to be reclassified from comprehensive income to earnings in the next twelve months are immaterial. A deposit in the amount of $10 million, used as collateral for the $83 million interest rate swap, is classified as restricted cash on LG&E's Balance Sheet. The amount of the deposit required is tied to the market value of the swap.

   As of March 31, 2006, KU was party to an interest rate swap agreement with an aggregate notional amount of $53 million. Under this swap agreement, KU paid variable rates based on either LIBOR or the Bond Market Association's municipal swap index averaging 6.82%, and received fixed rates averaging 7.92% at March 31, 2006. The swap agreement in effect at March 31, 2006 has been designated as a fair value hedge and matures in 2007. At March 31, 2006, the effect of marking this financial instrument and the underlying debt to market resulted in pretax gains recorded in interest expense of less than $1 million.

   Interest rate swaps hedge interest rate risk on the underlying debt. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, in addition to swaps being marked to market, the item being hedged using a fair value hedge must also be marked to market. Consequently at March 31, 2006, KU's debt reflects a $1 million mark-to-market adjustment.

4. Pension and Other Post-retirement Benefit Plans

   The following table provides the components of net periodic benefit cost for pension and other benefit plans for the three months ended March 31, 2006 and 2005:

   (in millions)                                2006           2005
   Pension and Other Benefit Plans:         LG&E     KU    LG&E     KU
   Components of net period benefit cost
      Service cost                           $2      $2     $2      $2
      Interest cost                           5       4      6       4
      Expected return on plan assets         (5)     (3)    (6)     (4)
      Amortization of prior service cost      1       -      1       -
      Recognized actuarial gain (loss)        1       1      1       1
                                             $4      $4     $4      $3

   LG&E made a discretionary contribution to the pension plan for $18 million in January 2006. LG&E made no contributions during 2005. KU made no contributions to the pension plan in 2006 or 2005.

5. Short-Term and Long-Term Debt

   Under the provisions for LG&E's variable-rate pollution control bonds, Series S, T, U, BB, CC, DD and EE, and KU's variable-rate pollution control bonds Series 10, 12, 13, 14 and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the balance sheets. The average annualized interest rate for these bonds during the three months ending March 31, 2006 was 3.21% for LG&E and 3.18% for KU.

   During June 2005, LG&E renewed five revolving lines of credit with banks totaling $185 million. There was no outstanding balance under any of these facilities at March 31, 2006. LG&E expects to renew these facilities prior to their expiration in June 2006.

   LG&E, KU and E.ON U.S. participate in an intercompany money pool agreement. Details of the balances at March 31, 2006 and December 31, 2005 were as follows:



                   Total Money      Amount     Balance       Average
   ($ in millions)Pool Available Outstanding  Available   Interest Rate
   March 31, 2006:
   LG&E               $400           $42        $358           4.53%
   KU                 $400           $83        $317           4.53%

   December 31, 2005:
   LG&E               $400          $141        $259           4.21%
   KU                 $400           $70        $330           4.21%

   E.ON U.S. maintains a revolving credit facility totaling $200 million with an affiliated company, E.ON North America, Inc., to ensure funding availability for the money pool. The balance outstanding on this facility at March 31, 2006, was $118 million.

   Redemptions and maturities of long-term debt year-to-date through March 31, 2006, are summarized below:

   ($ in millions)                  Principal          Secured/
   Year Company   Description        Amount   Rate     Unsecured  Maturity
   2006   KU    First mortgage bonds  $36     5.99%    Secured    Jan 2006

   There were no issuances of long-term debt year-to-date through March
   31, 2006.

6. Commitments and Contingencies

   Except as may be discussed in this Quarterly Report on Form 10-Q (including Note 2), material changes have not occurred in the current status of various commitments or contingent liabilities from that discussed in the Companies' Annual Report on Form 10-K for the year ended December 31, 2005 (including in Notes 3 and 10 to the financial statements of LG&E and KU contained therein). See Notes 3 and 10 to the Companies' Annual Report on Form 10-K for information regarding such commitments or contingencies.

   TRIMBLE COUNTY UNIT 2 LITIGATION

   In April 2006, LG&E and KU filed suit in United States District Court for the Western District of Kentucky against Bechtel Power Corporation ("Bechtel") regarding the status of an engineering, procurement and construction contract between LG&E, KU and Bechtel for construction of the Trimble County Unit 2 base-load generating station ("TC Unit 2"). The Companies' suit seeks a declaratory judgment that a valid limited notice to proceed was issued by the Companies to Bechtel to exercise certain contractual rights of the Companies concerning the construction project. The parties are currently in settlement discussions with Bechtel concerning the contractual relationship between them. In connection with this matter, the Companies have also entered into prospective equipment purchase contracts for certain components of TC Unit 2 and continue negotiations with other equipment vendors. Such equipment contracts have certain termination costs if not fully exercised or assigned. The Companies cannot currently predict the outcome of the various negotiations in this matter, or the overall effect on the TC Unit 2 project's timing, completion or cost, including whether developments could have a material adverse effect on their financial position or results of operations.

   LOUISVILLE DOWNTOWN ARENA

   LG&E has been asked by the Louisville Arena Authority, Inc., a non-profit corporation (the "Authority") to transfer certain property and relocate certain LG&E facilities so that an LG&E-owned site, in part, could be used for the development and construction of a new multi-purpose arena in Louisville, Kentucky. The Authority and LG&E are negotiating a non-binding letter of intent regarding the arena transactions. LG&E estimates that the cost of relocating the LG&E facilities will be approximately $63 million and LG&E expects to request that the Authority arrange for the provision of state funds necessary for the relocation, as well as state funds for the purchase of the property at fair market value. Current estimates are that the arena project could be completed by approximately 2010. The anticipated letter of intent would be subject to a number of contingencies, including completion of definitive documents and regulatory approvals necessary for the transactions contemplated. LG&E cannot predict the ultimate outcome of the matters associated with the letter of intent and the arena project, including whether developments could have a material adverse effect on its financial position or results of operations.

   OMU LITIGATION

   In May 2004, the City of Owensboro, Kentucky and Owensboro Municipal Utilities (collectively "OMU"), commenced a suit now removed to the U.S. District Court for the Western District of Kentucky, against KU concerning a long-term power supply contract (the "OMU Agreement") with KU. The dispute involves interpretational differences regarding issues under the OMU Agreement, including various payments or charges between KU and OMU and rights concerning excess power, termination and emissions allowances. The complaint seeks approximately $6 million in damages for periods prior to 2004 and OMU is expected to claim further amounts for later-occurring periods. OMU has additionally requested injunctive and other relief, including a declaration that KU is in material breach of the contract. KU has filed an answer in that court denying the OMU claims and presenting counterclaims. During 2005, the FERC declined KU's application to exercise exclusive jurisdiction over the matter. In July 2005, the district court resolved a summary judgment motion made by KU in OMU's favor, ruling that a contractual provision grants OMU the ability to terminate the contract without cause upon four years' prior notice, which ruling is not yet final. At this time the district court case is in the discovery stage and a trial schedule has not yet been established.

   ENVIRONMENTAL MATTERS

   In April 2006, the EPA issued a notice of violation for alleged violations of the Clean Air Act involving work performed on Unit 3 of
   KU's E.W. Brown Station in 1997.   The EPA alleges modification of a
   source without a permit, failure to comply with requirements under the Prevention of Significant Deterioration (PSD) program, operation of a source in violation of the New Source Performance Standards (NSPS), and failure to identify the applicability of PSD and NSPS requirements in compliance certifications. The applicability of these standards to such work has been a matter of continuing dispute between EPA and the industry. Violations, if ultimately found, could result in additional expenditures on pollution controls or civil penalties. Due to the preliminary stage of this matter, the Company is unable to determine its ultimate impact.

   LG&E and KU are subject to SO2 and NOx emission limits on their electric generating units pursuant to the Clean Air Act. LG&E and KU placed into operation significant NOx controls for their generating units prior to the 2004 summer ozone season. As of December 31, 2005, LG&E and KU have incurred total capital costs of approximately $188 million and $217 million, respectively, to reduce their NOx emissions to required levels. In addition, LG&E and KU incur additional operating and maintenance costs in operating the new NOx controls. On March 10, 2005, the EPA issued the final CAIR which requires substantial additional reductions in SO2 and NOx emissions from electric generating units. The CAIR provides for a two-phased reduction program with Phase
   I reductions in NOx and SO2 emissions in 2009 and 2010, respectively, and Phase II reductions in 2015. On March 15, 2005, the EPA issued a related regulation, the final CAMR, which requires substantial mercury reductions from electric generating units. CAMR also provides for a two-phased reduction, with the Phase I target in 2010 achieved as a "co-benefit" of the controls installed to meet CAIR. Additional control measures will be required to meet the Phase II target in 2018. Both
   CAIR and CAMR establish a cap and trade framework, in which a limit is set on total emissions and allowances can be bought or sold on the open market to be used for compliance, unless the state chooses another approach. LG&E currently has FGDs on all its coal-fired units but will continue to evaluate improvements to further reduce SO2 emissions.

   In order to meet these new regulatory requirements, KU has implemented a plan for adding significant additional SO2 controls to its generating units. Installation of additional SO2 controls will proceed on a phased basis, with construction of controls (i.e., FGDs) having commenced in September 2005 and continuing through the final installation and operation in 2009. KU estimates that it will incur $659 million in capital costs related to the construction of the FGDs to achieve compliance with current emission limits on a company-wide basis. In addition, KU will incur additional operating and maintenance costs in operating the new SO2 controls.

   LG&E and KU are also monitoring several other air quality issues which may potentially impact coal-fired power plants, including the EPA's revised air quality standards for ozone and particulate matter and measures to implement the EPA's Clean Air Visibility Rule.

   In the normal course of business, lawsuits, claims, environmental actions and various non-ratemaking governmental proceedings arise against LG&E and KU. To the extent that damages are assessed in any lawsuits relating to the above, LG&E and KU believe that their insurance coverage or other appropriate reserves are adequate. Management, after consultation with legal counsel, and based upon the present status of these items, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims of the type referenced above will have a material adverse effect on LG&E's or KU's financial position or results of operations.

7. Segments of Business

   LG&E's revenues and net income by business segment for the three months ended March 31, 2006 and 2005, follow:


                        Three Months Ended
                             March 31,
   (in millions)       2006           2005
   LG&E Electric
     Revenues        $  213         $  229
     Net income          16             24
     Total assets     2,444          2,394

   LG&E Gas
     Revenues           200            173
     Net income          10             10
     Total assets       543            483

   Total
     Revenues           413            402
     Net income          26             34
     Total assets     2,987          2,877

   KU is an electric utility company. It does not provide natural gas service and, therefore, is presented as a single business segment.

8. Related Party Transactions

   LG&E, KU, subsidiaries of E.ON U.S. and other subsidiaries of E.ON engage in related-party transactions. These transactions are generally performed at cost and are in accordance with the SEC regulations under the PUHCA and the applicable Kentucky Commission and Virginia Commission regulations (for discussion of recent changes to PUHCA, see EPAct 2005 under Note 2). Accounts payable to and receivable from related parties are netted and presented as accounts payable to affiliated companies on the balance sheets of LG&E and KU, as allowed due to the right of offset. Obligations related to intercompany debt arrangements with E.ON U.S. and Fidelia, an E.ON affiliate, are presented as separate line items on the balance sheet, as appropriate. The significant related-party transactions are disclosed below.

   Electric Purchases

   LG&E and KU intercompany electric revenues and purchased power expense from affiliated companies for the three months ended March 31, 2006 and 2005 were as follows:

                                            LG&E	    KU
   (in millions)                        2006   2005    2006    2005
   Electric operating revenues from KU   $22    $26       -       -
   Electric operating revenues from LG&E   -      -     $19     $30
   Purchased power from KU                19     30       -       -
   Purchased power from LG&E               -      -      22      26

   Interest Charges

    LG&E and KU intercompany interest income and expense for the three months ended March 31, 2006 and 2005 were as follows:

                                            LG&E             KU
    (in millions)                       2006    2005    2006    2005
   Interest on money pool loans           $1     $ -      $1     $ -
   Interest on Fidelia loans               3       3       5       3

   Other Intercompany Billings

    Other intercompany billings related to LG&E and KU for the three months ended March 31, 2006 and 2005 were as follows:

   (in millions)                                        2006    2005
   E.ON U.S. Services billings to LG&E                   $37     $32
   E.ON U.S. Services billings to KU                      42      26
   LG&E billings to E.ON U.S. Services                     1       5
   KU billings to E.ON U.S. Services                       -       3
   LG&E billings to KU                                    15      14
   KU billings to LG&E                                    12       4

9. Subsequent Events

   On February 15, 2006, KU filed with the Virginia Commission an application seeking approval of an increase in its fuel cost factor to reflect higher fuel costs incurred during 2005 and anticipated to be incurred in 2006 of approximately $6 million. On March 30, 2006, the Virginia Commission approved KU's request at the conclusion of a public hearing and issued an order approving the requested increase on April 5, 2006.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  General

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's and KU's financial results of operations and financial condition during the three month period ended March 31, 2006, and should be read in connection with the financial statements and notes thereto.

Some of the following discussion may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "expect," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy industry; changes in federal or state legislation; unusual weather; actions by state or federal regulatory agencies; and other factors described from time to time in LG&E's and KU's reports to the SEC, including the Annual Reports on Form 10-K for the year ended December 31, 2005.

                             Executive Summary

LG&E and KU, subsidiaries of E.ON U.S. (indirect subsidiaries of E.ON), are regulated public utilities. At March 31, 2006, LG&E supplied electricity to approximately 396,000 customers and natural gas to approximately 324,000 customers in Louisville and adjacent areas in Kentucky. At March 31, 2006, KU provided electricity to approximately 496,000 customers in over 77 counties in central, southeastern and western Kentucky, to approximately 30,000 customers in southwestern Virginia and 5 customers in Tennessee. KU also sells wholesale electricity to 12 municipalities.

The mission of LG&E and KU is to build on our tradition and achieve world-class status providing reliable, low-cost energy services and superior customer satisfaction; and to promote safety, financial success and quality of life for our employees, communities and other stakeholders.

LG&E's and KU's strategy focuses on the following:

  - Achieve scale as an integrated U.S. electric and gas business through organic growth;
  -  Maintain excellent customer satisfaction;
  -  Maintain best-in-class cost position versus U.S. utility companies;
  -  Develop and transfer best practices throughout the company;
  - Invest in infrastructure to meet expanding load and comply with increasing environmental requirements;
  -  Achieve appropriate regulated returns on all investment;
  -  Attract, retain and develop the best people; and
  - Act with a commitment to corporate social responsibility that enhances the well being of our employees, demonstrates environmental stewardship,promotes quality of life in our communities and reflects the diversity of the society we serve.

In a June 2004 order, the Kentucky Commission accepted the settlement agreements reached by the majority of the parties in the rate cases filed by LG&E and KU in December 2003. Under the ruling, the LG&E utility base electric rates have increased $43 million (7.7%) and base natural gas rates have increased $12 million (3.4%) annually. Base electric rates at KU have increased $46 million (6.8%) annually. The rate increases took effect on July 1, 2004. The 2004 increases were the first increases in electric base rates for LG&E and KU in 13 and 20 years, respectively; the previous natural gas rate increase for the LG&E gas utility took effect in September 2000.

LG&E and KU have begun development efforts for another base-load coal-fired unit at the Trimble County site. LG&E and KU believe this is the least cost alternative to meet the future needs of customers. Trimble County Unit 2, with a 750 MW capacity rating, is expected to be jointly owned by LG&E and KU (75% owners of the unit) and IMEA and IMPA (25% owners). Trimble County Unit 2 is expected to cost $1.1 billion and be completed by 2010. LG&E's and KU's aggregate 75% share of the total Trimble County Unit 2 capital cost is approximately $885 million and is estimated to be approximately $120 million and $510 million, respectively, through 2008.

An application for a construction CCN was filed with the Kentucky Commission in December 2004 and initial CCN applications for three transmission lines were filed in early 2005, with further applications submitted in December 2005. The proposed air permit was filed with the Kentucky Division for Air Quality in December 2004. In November 2005, the Kentucky Commission approved the application of LG&E and KU to expand the Trimble County generating plant. Kentucky Commission approval for one transmission line CCN was granted in September 2005, and a ruling that a second transmission line was not subject to the CCN process was received by LG&E and KU in February 2006. A ruling on the remaining transmission line CCN may occur during the second quarter of 2006. In November 2005, the Kentucky Division for Air Quality issued the final air permit, which was challenged in December 2005 by an environmental advocacy group. Administrative proceedings with respect to the challenge are expected to continue during the second quarter of 2006.

                          Results of Operations

The results of operations for LG&E and KU are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

              Three Months Ended March 31, 2006, Compared to
                    Three Months Ended March 31, 2005

LG&E Results:

LG&E's net income decreased $8 million (24%) for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, primarily due to lower electric revenues, higher maintenance costs and higher interest expense.

A comparison of LG&E's revenues for the three months ended March 31, 2006, with the three months ended March 31, 2005, reflects increases and (decreases) which have been segregated by the following principal causes:


Cause                                                 Electric    Gas
(in millions)                                         Revenues  Revenues
Retail sales:
 Fuel and gas supply adjustments		      $  9       $66
 Environmental cost recovery surcharge                   3         -
 Weather normalization adjustment                        -         2
 Variation in sales volume and other                    (2)      (29)
Total retail sales                                      10        39
Wholesale sales                                        (28)      (12)
Other                                                    2	   -
  Total                                               $(16)      $27

Electric revenues decreased $16 million (7%) in 2006 primarily due to:
   - Decreased wholesale revenues ($28 million) primarily due to lower volumes
   - Increased fuel costs billed to customers through the fuel adjustment clause ($9 million)

Gas revenues increased $27 million (16%) in 2006 primarily due to:
   - Increased gas supply costs billed to customers through the gas supply adjustment ($66 million) primarily due to the increased unit cost of natural gas
   - Decreased retail gas volumes delivered ($29 million) resulting from customer conservation and lower heating degree days (a 9% decrease in heating degree days in the first quarter of 2006 compared to the same period in 2005 and an 11% decrease from the 20-year average)
   - Decreased wholesale revenues ($12 million) primarily due to lower volumes

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and natural gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and natural gas supply are reflected in retail rates, subject to the approval of the Kentucky Commission.

  Fuel for electric generation increased $4 million (7%) in 2006 primarily due to:
   - Increased unit cost of fuel burned ($9 million) due to the MISO's dispatch of natural gas-fired units for MISO Day 2 and higher coal and natural gas prices
   - Decreased generation ($5 million) primarily due to lower wholesale and retail sales

  Power purchased decreased $10 million (26%) in 2006 primarily due to:
   - Decreased volumes purchased ($15 million) primarily due to lower wholesale and retail sales
   - Increased unit cost of purchases ($5 million) due to higher market prices

  Gas supply expenses increased $26 million (19%) in 2006 primarily due to:
   - Increased cost of natural gas purchased ($60 million)
   - Decreased volumes of natural gas delivered into the distribution system ($34 million) due to milder winter weather

Other operations and maintenance expenses increased $4 million (5%) in 2006 primarily due to:
   - Increased maintenance expenses for boiler, turbine and generator maintenance for Mill Creek Unit 4 ($3 million)
   - Increased administrative and general maintenance ($1 million).

Interest expense increased $2 million (22%) in 2006 primarily due to:
   - Increased interest rates on variable rate debt ($1 million)
   - Increased interest rates and borrowing from the money pool ($1 million)

The weighted average interest rate on variable-rate bonds for the three months ended March 31, 2006, was 3.16%, compared to 1.91% for the comparable period in 2005.

Variances in income tax expense are largely attributable to changes in pre-tax income and a reduction in the statutory Kentucky rate.

                                              Three Months   Three Months
                                                 Ended          Ended
                                             March 31, 2006 March 31, 2005
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         3.6           4.3
 Amortization of investment and other tax credits (2.6)         (1.9)
 Other differences                                (2.7)         (1.6)
 Effective income tax rate                        33.3%         35.8%

State income taxes in 2006 reflect Kentucky Coal Tax credits earned. The increase in Amortization of investment and other tax credits is largely attributable to the change in the levels of pre-tax income. The increased tax benefit in Other differences is largely attributable to changes in the level of pre-tax income.

KU Results:

KU's net income decreased $3 million (8%) for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, primarily due to increased operations expenses and higher interest expense, partially offset by higher earnings from EEI.

A comparison of KU's revenues for the three months ended March 31, 2006, with the three months ended March 31, 2005, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                                    Electric
(in millions)                                            Revenues
Retail sales:
 Fuel supply adjustments                                   $19
 Environmental cost recovery surcharge                       1
 Rate changes                                                2
 Other                                                       1
 Total retail sales                                         23
Wholesale sales                                            (18)
Other                                                        1
Total                                                      $ 6


Electric revenues increased $6 million (2%) in 2006 primarily due to:
   - Increased fuel costs billed to customers through the fuel adjustment clause ($19 million)
   - Increased Virginia revenues due to a rate change for increased fuel recovery ($2 million)
   - Increased environmental and other ($2 million)
   - Decreased wholesale revenues ($18 million) primarily due to lower volumes

Fuel for electric generation comprises a large component of KU's total operating expenses. KU's electric rates contain a fuel adjustment clause, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission and the FERC.

  Fuel for electric generation increased $8 million (9%) in 2006 primarily due to:
   - Increased cost of fuel burned ($11 million) due to the MISO's dispatch of higher-cost gas-fired units for MISO Day 2 and higher coal and natural gas prices
   - Decreased generation ($3 million) primarily due to lower wholesale sales

  Other operations and maintenance expenses increased $11 million (19%) in 2006 primarily due to:
   - Increased other power supply expenses primarily due to MISO Day 2 costs ($8 million) for administrative and allocated charges from the MISO for Day 2 operations
   - Increased customer service, accounting and collections expenses ($1 million)
   - Increased transmission expenses ($1 million) primarily due to increased costs associated with MISO Day 1. The increase was partially offset by lower transmission costs related to MISO Day 2 ($1 million). Prior to the MISO Day 2 market, most bilateral transactions required the purchase of transmission; however, with the Day 2 market, most transactions are handled directly with the MISO and no additional transmission is necessary
   - Increased employee welfare expenses ($1 million) primarily related to pension expense

Other (income) - net increased $7 million (700%) in 2006 primarily due to:
   - Increased equity in earnings from EEI ($7 million) primarily due to EEI selling electricity at market-based rates, effective January 1, 2006

Interest expense increased $3 million (50%) in 2006 primarily due to:
   - Increased borrowing from Fidelia ($2 million)
   - Increased interest rates and borrowing from the money pool ($1 million)

The weighted average interest rate on variable-rate bonds for the three months ended March 31, 2006, was 3.17%, compared to 1.90% for the comparable period in 2005.

Variations in income tax expense are largely attributable to changes in pretax income.

                                             Three Months    Three Months
                                                Ended           Ended
                                            March 31, 2006  March 31, 2005
 Effective Rate
 Statutory federal income tax rate                35.0%          35.0%
 State income taxes net of federal benefit         4.4            4.6
 Amortization of investment and other tax credits (0.5)          (0.7)
 EEI Dividend                                     (4.2)            -
 Other differences                                (0.7)          (1.2)
 Effective income tax rate                        34.0%          37.7%

The EEI adjustment in the first quarter of 2006 reflects a tax benefit associated with the receipt of dividends from KU's investment in EEI. The decreased tax benefit in Other differences is largely attributable to changes in the level of pre-tax income.

Liquidity and Capital Resources

LG&E's and KU's needs for capital funds are largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers, in addition to debt service requirements and dividend payments. Internal and external lines of credit are maintained to fund short-term capital requirements. LG&E and KU believe that such sources of funds will be sufficient to meet the needs of the business in the foreseeable future.

At March 31, 2006, LG&E and KU were in a negative working capital position in part because of the classification of certain variable-rate pollution control bonds that are subject to tender for purchase at the option of the holder as current portion of long-term debt. LG&E and KU expect to cover any working capital deficiencies with cash flow from operations, money pool borrowings and borrowings from Fidelia.

Construction expenditures for the three months ended March 31, 2006 amounted to $32 million for LG&E and $41 million for KU. At LG&E, capital expenditures included infrastructure for new customers, capital repairs to Mill Creek Unit 4 and replacements of gas mains. At KU, capital expenditures included environmental compliance equipment at Ghent and infrastructure for new customers. All expenditures were financed with internally generated funds.

LG&E's cash balance was unchanged while KU's cash balance decreased $2 million during the three months ended March 31, 2006, primarily due to increased capital expenditures.

Variations in accounts receivable, accounts payable and inventories are generally not significant indicators of LG&E's and KU's liquidity. Such variations are primarily attributable to seasonal fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The decrease in LG&E's accounts receivable and natural gas stored underground relates primarily to seasonal uses of natural gas.

Interest rate swaps are used to hedge LG&E's and KU's underlying variable-rate debt obligations. These swaps hedge specific debt issuances and, consistent with management's designation, are accorded hedge accounting treatment. As of March 31, 2006, LG&E had swaps with a combined notional value of $211 million and KU had swaps with a combined notional value of $53 million. LG&E's swaps exchange floating-rate interest payments for fixed-rate interest payments to reduce the impact of interest rate changes on LG&E's pollution control bonds. KU's swaps effectively convert fixed-rate obligations on KU's first mortgage bonds Series P to variable-rate obligations.

At March 31, 2006, LG&E's and KU's percentage of debt having a variable rate, including the impact of interest rate swaps, was 48% ($427 million) and 53% ($435 million), respectively.

Under the provisions for LG&E's variable-rate pollution control bonds, Series S, T, U, BB, CC, DD and EE, and KU's variable-rate pollution control bonds Series 10, 12, 13, 14 and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the balance sheets. The average annualized interest rate for these bonds during the three months ending March 31, 2006 was 3.21% for LG&E and 3.18% for KU.

During June 2005, LG&E renewed five revolving lines of credit with banks totaling $185 million. There was no outstanding balance under any of these facilities at March 31, 2006. The Company expects to renew these facilities prior to their expiration in June 2006. There are currently no revolving lines of credit for KU.

LG&E, KU and E.ON U.S. participate in an intercompany money pool agreement. Details of the balances at March 31, 2006 and December 31, 2005 were as follows:

                    Total Money     Amount      Balance     Average
   ($ in millions) Pool Available Outstanding Available Interest Rate March 31, 2006:
   LG&E                $400          $42          $358       4.53%
   KU                  $400          $83          $317       4.53%

   December 31, 2005:
   LG&E                $400         $141          $259       4.21%
   KU                  $400          $70          $330       4.21%

E.ON U.S. maintains a revolving credit facility totaling $200 million with E.ON North America, Inc. to ensure funding availability for the money pool. There was no balance outstanding on this facility at March 31, 2006.

Redemptions and maturities of long-term debt year-to-date through March 31, 2006, are summarized below:

    ($ in millions)
                                    Principal        Secured/
   Year Company  Description         Amount   Rate   Unsecured  Maturity
   2006  KU    First mortgage bonds  $36     5.99%   Secured    Jan 2006

There were no issuances of long-term debt year-to-date through March 31, 2006.

LG&E made a discretionary contribution to the pension plan for $18 million in January 2006. LG&E made no contributions during 2005. KU made no contributions to the pension plan in 2006 or 2005.

Security ratings as of March 31, 2006, were:

                                LG&E                   KU
                          Moody's    S&P         Moody's  S&P

     First mortgage bonds   A1       A-           A1      A
     Preferred stock        Baa1     BBB-         Baa1    BBB-
     Commercial paper       P-1      A-2          P-1     A-2

These ratings reflect the views of Moody's and S&P. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

Contingencies

For a description of significant contingencies that may affect LG&E and KU, reference is made to Part I, Item 3, Legal Proceedings in LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2005; and to
Part I - Item 1, Notes to Financial Statements, Notes 5 and 10, and Part II
- Item 1, Legal Proceedings herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Companies use interest rate swaps to hedge exposure to market fluctuations in certain of their debt instruments. Pursuant to the Companies' policies, use of these financial instruments is intended to mitigate risk and earnings volatility and is not speculative in nature. Management has designated all of the Companies' interest rate swaps as hedge instruments. Financial instruments designated as cash flow hedges have resulting gains and losses recorded within comprehensive income and stockholders' equity. To the extent a financial instrument or the underlying item being hedged is prematurely terminated or the hedge becomes ineffective, the resulting gains or losses are reclassified from comprehensive income to net income. Financial instruments designated as fair value hedges are periodically marked to market with the resulting gains and losses recorded directly into net income to correspond with income or expense recognized from changes in market value of the items being hedged.

The potential change in interest expense associated with a 1% change in base interest rates of LG&E's and KU's unswapped variable debt is estimated at $4 million each at March 31, 2006. LG&E's and KU's exposure to floating interest rates did not materially change during the first three months of 2006.

The potential loss in fair value of LG&E's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at approximately $18 million as of March 31, 2006. The potential loss in fair value of KU's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at less than $1 million as of March 31, 2006. These estimates are derived from third-party valuations. Changes in the market values of these swaps, if held to maturity, will have no effect on LG&E's or KU's net income or cash flow.

Pension Risk

LG&E's and KU's costs of providing defined-benefit pension retirement plans is dependent upon a number of factors, such as the rates of return on plan assets, discount rate and contributions made to the plan. LG&E and KU have recognized an additional minimum liability as prescribed by SFAS No. 87, Employers' Accounting for Pensions because the accumulated benefit obligation exceeds the fair value of their plans' assets. The liabilities were recorded as a reduction to comprehensive income, and did not affect net income. The amount of the liability depends upon the discount rate, the asset returns and contributions made by the Companies to the plans. If the fair value of the plans' assets exceeds the accumulated benefit obligation, the recorded liabilities will be reduced and comprehensive income will be restored in the balance sheet.

A 1% increase or decrease in the assumed discount rate could have an approximate $49 million positive or negative impact to the accumulated benefit obligation of LG&E. A 1% increase or decrease in the assumed discount rate could have an approximate $33 million positive or negative impact to the accumulated benefit obligation of KU.

LG&E made a discretionary contribution to the pension plan for $18 million in January 2006. LG&E made no contributions during 2005. KU made no contributions to the pension plan in 2006 or 2005.

Energy & Risk Management Activities

LG&E and KU conduct energy trading and risk management activities to maximize the value of power sales from physical assets they own. Certain energy trading activities are accounted for on a mark-to-market basis in accordance with SFAS No. 133, as amended. Wholesale sales of excess asset capacity are treated as normal sales under SFAS No. 133, as amended, and are not marked to market.

Since the inception of the MISO Day 2 market in April 2005, LG&E and KU have been eligible to receive FTRs from the MISO. FTRs are assigned by the MISO to market participants for a twelve-month period of time beginning June 1, 2006, for off-peak and peak periods based on each market participant's share of generation. FTRs are utilized to manage price risk associated with transmission congestion. The value of FTRs is determined by the transmission congestion charges that arise when the transmission grid is congested in the day-ahead market. FTRs are obtained through an allocation from the MISO at zero cost, however, they can also be bought and sold. FTRs are derivatives and their fair value is insignificant due to the lack of liquidity in the forward market.

The fair value of LG&E's and KU's energy trading and risk management contracts as of March 31, 2006 and 2005 were each approximately $1 million. No changes to valuation techniques for energy trading and risk management activities occurred during 2006 or 2005. Changes in market pricing, interest rate and volatility assumptions were made during all periods. The outstanding mark-to-market value is sensitive to changes in prices, price volatilities and interest rates. The Companies estimate that a movement in prices of $1 and a change in interest and volatilities of 1% would result in a change in the mark-to-market value of less than $1 million. All contracts outstanding at March 31, 2006, have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

LG&E and KU maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of March 31, 2006, 100% of the trading and risk management commitments were with counterparties rated BBB-/Baa3 equivalent or better.
Item 4.  Controls and Procedures

LG&E and KU maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Companies in reports they file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. LG&E and KU conducted an evaluation of such controls and procedures under the supervision and with the participation of the Companies' management, including the Chairman, President and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"). Based upon that evaluation, the CEO and CFO have concluded that the Companies' disclosure controls and procedures are effective as of the end of the period covered by this report.

LG&E and KU are not accelerated filers under the Sarbanes-Oxley Act of 2002 and associated rules (the "Act") and consequently anticipate issuing Management's Report on Internal Control over Financial Reporting pursuant to Section 404 of the Act in their first periodic report covering the fiscal year ended December 31, 2007 as permitted by SEC rulemaking.

In preparation for required reporting under Section 404 of the Act, the Companies are conducting a thorough review of their internal controls over financial reporting, including disclosure controls and procedures. Based on this review, the Companies have made internal controls enhancements and will continue to make future enhancements to their internal control over financial reporting. There has been no change in the Companies' internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Companies' internal control over financial reporting.



                        Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving LG&E and KU, reference is made to the information under the following items and captions of LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 2005: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data in Notes 3 and 10. Reference is also made to the matters described in Notes 3 and 8 of Part I, Item 1 of this 10-Q. Except as described herein, to date, the proceedings reported in LG&E's and KU's respective combined Annual Report on Form 10-K have not changed materially.

Other

In the normal course of business, other lawsuits, claims, environmental actions, and other governmental proceedings arise against LG&E and KU. To the extent that damages are assessed in any of these lawsuits, LG&E and KU believe that their insurance coverage is adequate. Management, after consultation with legal counsel, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims will have a material adverse effect on LG&E's or KU's financial position or results of operations, respectively.

Item 1A. Risk Factors.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Applicable to Form
                    10-Q of

Exhibit
No. LG&E  KU    Description

  31.1X        Certification of Chairman of the Board, President and Chief
		Executive Officer, pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002
  31.2X        Certification of Chief Financial Officer, pursuant to
		Section 302 of the Sarbanes-Oxley Act of 2002
  31.3    X    Certification of Chairman of the Board, President and Chief
		Executive Officer, pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002
  31.4    X    Certification of Chief Financial Officer, pursuant to
		Section 302 of the Sarbanes-Oxley Act of 2002
32    X   X    Certification pursuant to Section 906 of the Sarbanes-Oxley
		Act of 2002

Certain instruments defining the rights of holders of certain long-term debt of LG&E or KU have not been filed with the SEC but will be furnished to the SEC upon request.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  May 4, 2006              /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  May 4, 2006              /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)