Form 10-Q
period 2006-06-30
LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO
filed 2006-08-14
CIK 60549, 55387

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2006

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

Louisville Gas and Electric Company - 21,294,223 shares, without par value, as of July 31, 2006, all held by E.ON U.S. LLC

Kentucky Utilities Company - 37,817,878 shares, without par value, as of July 31, 2006, all held by E.ON U.S. LLC

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information related to the other registrants.


                          INDEX OF ABBREVIATIONS

AG                    Attorney General of Kentucky
ARO                   Asset Retirement Obligation
CAIR                  Clean Air Interstate Rule
CAMR                  Clean Air Mercury Rule
CCN                   Certificate of Public Convenience and Necessity
Company               LG&E or KU, as applicable
Companies             LG&E and KU
DSM                   Demand Side Management
ECR                   Environmental Cost Recovery
EEI                   Electric Energy, Inc.
E.ON                  E.ON AG
E.ON U.S.             E.ON U.S. LLC (formerly LG&E Energy LLC and LG&E
                        Energy Corp.)
E.ON U.S. Services    E.ON U.S. Services Inc. (formerly LG&E Energy
                        Services Inc.)
EPA                   U.S. Environmental Protection Agency
EPAct 2005            Energy Policy Act of 2005
FAC                   Fuel Adjustment Clause
FASB                  Financial Accounting Standards Board
FERC                  Federal Energy Regulatory Commission
Fidelia               Fidelia Corporation (an E.ON affiliate)
FIN                   FASB Interpretation No.
FGD                   Flue Gas Desulfurization
FTR                   Financial Transmission Rights
IMEA                  Illinois Municipal Electric Agency
IMPA                  Indiana Municipal Power Agency
Kentucky Commission   Kentucky Public Service Commission
KU                    Kentucky Utilities Company
LIBOR                 London Interbank Offer Rate
LG&E                  Louisville Gas and Electric Company
MISO                  Midwest Independent Transmission System
                        Operator,Inc.
Moody's               Moody's Investor Services, Inc.
Mw                    Megawatts
NOx                   Nitrogen Oxide
OMU                   Owensboro Municipal Utilities
PUHCA 1935            Public Utility Holding Company Act of 1935
PUHCA 2005            Public Utility Holding Company Act of 2005
S&P                   Standard & Poor's Rating Services
SEC                   Securities and Exchange Commission
SFAS                  Statement of Financial Accounting Standards
SO2                   Sulfur Dioxide
TEMT                  Transmission and Energy Markets Tariff
VDT                   Value Delivery Team Process
Virginia Commission   Virginia State Corporation Commission

                             TABLE OF CONTENTS

                                  PART I
 Item 1.  Financial Statements (Unaudited)
  	   Louisville Gas and Electric Company
            Statements of Income                                        1
            Statements of Retained Earnings                             1
            Balance Sheets                                              2
            Statements of Cash Flows                                    4
            Statements of Comprehensive Income                          5
     	   Kentucky Utilities Company
            Statements of Income                                        6
            Statements of Retained Earnings                             6
            Balance Sheets                                              7
            Statements of Cash Flows                                    9
            Statements of Comprehensive Income                         10
            Notes to Financial Statements                              11
 Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        26
 Item 3. Quantitative and Qualitative Disclosures About Market Risk    36
 Item 4. Controls and Procedures                                       38

                                  PART II

 Item 1. Legal Proceedings                                             39
 Item 1A.Risk Factors                                                  39
 Item 5. Other Information                                             39
 Item 6. Exhibits                                                      39
         Signatures                                                    41
         Exhibits                                                      42

Part I.  Financial Information - Item 1.  Financial Statements (Unaudited)

                   Louisville Gas and Electric Company
                     Statements of Income (Unaudited)
                              (Millions of $)

                                          Three Months        Six Months
                                         Ended June 30,     Ended June 30,
                                         2006     2005       2006    2005
OPERATING REVENUES:
Electric                                 $223     $228       $435    $457
Gas                                        54       53        254     225
    Total operating revenues              277      281        689     682

OPERATING EXPENSES:
Fuel for electric generation               70       68        135     129
Power purchased                            26       28         54      67
Gas supply expenses                        38       36        200     171
Other operation and maintenance expenses   65       65        143     139
Depreciation and amortization              31       31         61      62
    Total operating expenses              230      228        593     568

OPERATING INCOME                           47       53         96     114

Other expense - net                         1        -          1       -
Interest expense (Note 3)                   6        6         13      12
Interest expense to affiliated
  companies (Note 8)                        3        3          7       6

INCOME BEFORE INCOME TAXES                 37       44         75      96

Federal and state income taxes             12	    16         25      34

NET INCOME                                $25      $28        $50     $62


The accompanying notes are an integral part of these financial statements.


                Statements of Retained Earnings (Unaudited)
                              (Millions of $)

                                          Three Months       Six Months
                                         Ended June 30,     Ended June 30,
                                         2006     2005       2006    2005

Balance at beginning of period           $605     $538       $621    $534
Net income                                 25       28         50      62
  Subtotal                                630      566        671     596

Cash dividends declared on stock:
Cumulative preferred                        1        1          2       2
Common                                     20       10         60      39
  Subtotal                                 21       11         62      41

Balance at end of period                 $609     $555       $609    $555

The accompanying notes are an integral part of these financial statements.


                    Louisville Gas and Electric Company
                              Balance Sheets
                                (Unaudited)
                              (Millions of $)


ASSETS                                           June 30,   December 31,
                                                   2006         2005
Current Assets:
Cash and cash equivalents                         $   5        $  7
Accounts receivable - less reserves of $1
  million as of June 30,2006
  and December 31, 2005                             123         231
Accounts receivable from affiliated
  companies (Note 8)                                 19          36
Materials and supplies:
  Fuel (predominantly coal)                          53          39
  Gas stored underground                             30         125
  Other materials and supplies                       29          28
Prepayments and other current assets                  4           6
  Total current assets                              263         472

Other property and investments - less reserves
  of less than $1 million as of June 30, 2006
  and December 31, 2005                               1           1

Utility plant:
At original cost                                  4,077       4,049
Less: reserve for depreciation                    1,523       1,509
  Net utility plant                               2,554       2,540

Deferred debits and other assets:
Restricted cash                                       7          10
Unamortized debt expense                              8           8
Regulatory assets (Note 2)                           78          84
Other assets                                         36          31
  Total deferred debits and other assets            129         133

Total assets                                     $2,947      $3,146

The accompanying notes are an integral part of these financial statements.


                    Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                                (Unaudited)
                              (Millions of $)

LIABILITIES AND EQUITY                           June 30,  December 31,
                                                   2006       2005
Current liabilities:
Current portion of long-term debt                  $248        $248
Notes payable to affiliated companies
  (Note 5 and Note 8)                                 1         141
Accounts payable                                     80         141
Accounts payable to affiliated
  companies (Note 8)                                 47          52
Accrued income taxes                                  9           6
Customer deposits                                    18          17
Other current liabilities                            26          15
  Total current liabilities                         429         620

Long-term debt:
Long-term debt (Note 5)                             328         328
Long-term debt to affiliated company
  (Note 5 and Note 8)                               225         225
Mandatorily redeemable preferred stock               20          20
  Total long-term debt                              573         573

Deferred credits and other liabilities:
Accumulated deferred income taxes - net             312         322
Investment tax credit, in process of
  amortization                                       40          42
Accumulated provision for pensions and
  related benefits                                  129         143
Customer advances for construction                   10          10
Asset retirement obligation                          27          27
Regulatory liabilities (Note 2):
  Accumulated cost of removal of utility
    plant                                           225         219
  Regulatory liability deferred income taxes         44          42
  Other regulatory liabilities                       42          20
Other liabilities                                    23          31
  Total deferred credits and other liabilities      852         856

Cumulative preferred stock                           70          70

Common equity:
Common stock, without par value -
  Authorized 75,000,000 shares,
  outstanding 21,294,223 shares                     424         424
Additional paid-in capital                           40          40
Accumulated comprehensive loss                      (50)        (58)
Retained earnings                                   609         621
  Total common equity                             1,023       1,027

Total liabilities and equity                     $2,947      $3,146

The accompanying notes are an integral part of these financial statements.


                    Louisville Gas and Electric Company
                         Statements of Cash Flows
                                (Unaudited)
                              (Millions of $)
                                                   Six Months Ended
                                                        June 30,
                                                   2006        2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $50         $62
Items not requiring cash currently:
  Depreciation and amortization                      61          62
  Deferred income taxes                             (13)        (11)
  VDT amortization                                    7          15
  Other                                              (3)         (3)
Changes in current assets and liabilities:
  Accounts receivable                               108          41
  Accounts receivable from affiliated companies      17         (15)
  Fuel                                              (14)         (6)
  Gas stored underground                             95          58
  Other changes in current assets                     1           -
  Accounts payable                                  (61)        (39)
  Accounts payable to affiliated companies           (5)         29
  Accrued income taxes                                3          (6)
  Other changes in current liabilities               12          (7)
Pension funding (Note 4)                            (18)          -
Gas supply clause receivable, net                    31           2
Other                                                (8)         (3)
  Net cash provided by operating activities         263         179

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                           (66)        (51)
Change in restricted cash                             3          (2)
  Net cash used for investing activities            (63)        (53)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term borrowings from
  affiliated company (Note 8)                         -         (50)
Repayment of short-term borrowings from
  affiliated company (Note 5)                      (140)        (37)
Payment of dividends                                (62)        (41)
  Net cash used for financing activities           (202)       (128)

CHANGE IN CASH AND CASH EQUIVALENTS                  (2)         (2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                              7           7
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $5          $5

The accompanying notes are an integral part of these financial statements.


                    Louisville Gas and Electric Company
                    Statements of Comprehensive Income
                                (Unaudited)
                              (Millions of $)


                                         Three Months         Six Months
                                        Ended June 30,      Ended June 30,
                                         2006    2005        2006    2005


Net income                               $25      $28         $50     $62

Income Taxes - Minimum Pension Liability   -        -           -      (1)

Gain (loss) on derivative instruments
  and hedging activities - net of tax
  benefit (expense) of $(2) million,
  $5 million, $(5) million and $4
  million, respectively (Note 4)           3       (8)          8      (6)

Comprehensive income (loss), net of tax    3       (8)          8      (7)

Comprehensive income                     $28      $20         $58     $55

The accompanying notes are an integral part of these financial statements.


                        Kentucky Utilities Company
                           Statements of Income
                                (Unaudited)
                              (Millions of $)

                                          Three Months         Six Months
                                         Ended June 30,      Ended June 30,
                                         2006     2005       2006    2005

OPERATING REVENUES                       $276     $265       $569    $552

OPERATING EXPENSES:
Fuel for electric generation              100       84        195     172
Power purchased                            44       50         90      96
Other operation and maintenance expenses   63       68        133     126
Depreciation and amortization              29       29         57      58
  Total operating expenses                236      231        475     452

OPERATING INCOME                           40       34         94     100

Other (income) - net                       (5)      (2)       (13)     (3)
Interest expense (Note 3)                   4        4          7       7
Interest expense to affiliated
  companies (Note 5 and Note 8)             5        4         11       7

INCOME BEFORE INCOME TAXES                 36       28         89      89

Federal and state income taxes             11       10         29      34

NET INCOME                                $25      $18        $60     $55

The accompanying notes are an integral part of these financial statements.


                      Statements of Retained Earnings
                                (Unaudited)
                              (Millions of $)

                                         Three Months        Six Months
                                        Ended June 30,      Ended June 30,
                                         2006     2005      2006    2005

Balance at beginning of period           $753     $666      $718    $660
Net income                                 25       18        60      55
  Subtotal                                778      684       778     715

Cash dividends declared on stock:
Cumulative preferred                        -        -         -       1
Common                                      -       10         -      40
  Subtotal                                  -       10         -      41

Balance at end of period                 $778     $674      $778    $674

The accompanying notes are an integral part of these financial statements.


                        Kentucky Utilities Company
                              Balance Sheets
                                (Unaudited)
                              (Millions of $)

                                                 June 30,    December 31,
ASSETS                                             2006         2005

Current assets:
Cash and cash equivalents                            $5          $7
Restricted cash                                      10          22
Accounts receivable - less reserves of $2
  million as of June 30, 2006 and
  December 31, 2005                                 113         135
Accounts receivable from affiliated
  companies (Note 8)                                 18          32
Materials and supplies:
  Fuel (predominantly coal)                          75          55
  Other materials and supplies                       35          32
Prepayments and other current assets                  9           5
  Total current assets                              265         288

Other property and investments -
  less reserves of less than $1 million as
  of June 30,2006 and December 31, 2005              22          23

Utility plant:
At original cost                                  3,944       3,847
Less: reserve for depreciation                    1,532       1,508
  Net utility plant                               2,412       2,339

Deferred debits and other assets:
Unamortized debt expense                              5           5
Regulatory assets (Note 2)                           70          58
Cash surrender value of key man life insurance       34          32
Other assets                                          9          11
  Total deferred debits and other assets            118         106
Total assets                                     $2,817      $2,756

The accompanying notes are an integral part of these financial statements.


                        Kentucky Utilities Company
                          Balance Sheets (cont.)
                                (Unaudited)
                              (Millions of $)

                                                 June 30,   December 31,
LIABILITIES AND EQUITY                             2006        2005

Current liabilities:
Current portion of long-term debt                  $140        $123
Notes payable to affiliated companies
  (Note 5 and Note 8)                                52          70
Accounts payable                                     81          89
Accounts payable to affiliated companies
  (Note 8)                                           60          53
Accrued income taxes                                  -          13
Customer deposits                                    18          17
Other current liabilities                            24          18
  Total current liabilities                         375         383

Long-term debt:
Long-term debt (Note 5)                             186         240
Long-term debt to affiliated company
  (Note 5 and Note 8)                               433         383
  Total long-term debt                              619         623

Deferred credits and other liabilities:
Accumulated deferred income taxes - net             277         274
Accumulated provision for pensions and
  related benefits                                   97          92
Asset retirement obligation                          28          27
Regulatory liabilities (Note 2):
  Accumulated cost of removal of utility plant      288         281
  Regulatory liability deferred income taxes         22          23
  Other regulatory liabilities                       10          11
Other liabilities                                    19          20
  Total deferred credits and other liabilities      741         728

Common equity:
Common stock, without par value -
  Authorized 80,000,000 shares,
  outstanding 37,817,878                            308         308
Additional paid-in capital                           15          15
Accumulated comprehensive loss                      (19)        (19)

Retained earnings                                   765         704
Undistributed subsidiary earnings                    13          14
Total retained earnings                             778         718
 Total common equity                              1,082       1,022

Total liabilities and equity                     $2,817      $2,756

The accompanying notes are an integral part of these financial statements.


                        Kentucky Utilities Company
                         Statements of Cash Flows
                                (Unaudited)
                              (Millions of $)

                                                    Six Months Ended
                                                         June 30,
                                                    2006         2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $60          $55
Items not requiring cash currently:
  Depreciation and amortization                       57           58
  Deferred income taxes                                2           (4)
  VDT amortization                                     3            6
  Other                                                6           (5)
Changes in current assets and liabilities:
  Accounts receivable                                 22           26
  Accounts receivable from affiliated companies       14          (21)
  Fuel                                               (20)          (5)
  Other changes in current assets                     (7)           3
  Accounts payable                                    (8)         (20)
  Accounts payable to affiliated companies             7           35
  Accrued income taxes                               (13)          (2)
  Other changes in current liabilities                 7          (12)
Fuel adjustment clause receivable, net               (15)         (13)
Other                                                 (4)           2
  Net cash provided by operating activities          111          103

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                           (121)         (44)
Change in restricted cash                             12            -
  Net cash used for investing activities            (109)         (44)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of first mortgage bonds (Note 5)          (36)         (50)
Short-term borrowings from affiliated company
  (Note 5)                                             -           58
Long-term borrowings from affiliated company
  (Note 5)                                            50            -
Repayment of short-term borrowings from
  affiliated company (Note 5)                        (18)           -
Repayment of other borrowings                          -          (27)
Payment of dividends                                   -          (41)
  Net cash used for financing activities              (4)         (60)

CHANGE IN CASH AND CASH EQUIVALENTS                   (2)          (1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                               7            5
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $5           $4

The accompanying notes are an integral part of these financial statements.


                        Kentucky Utilities Company
                    Statements of Comprehensive Income
                                (Unaudited)
                              (Millions of $)


                                         Three Months        Six Months
                                        Ended June 30,      Ended June 30,
                                         2006     2005      2006    2005

Net income                                $25      $18       $60     $55

Comprehensive income, net of tax            -        -         -       -

Comprehensive income                      $25      $18       $60     $55

The accompanying notes are an integral part of these financial statements.


                   Louisville Gas and Electric Company
                       Kentucky Utilities Company
                      Notes to Financial Statements
                               (Unaudited)

1. General

   The unaudited financial statements include the accounts of the Companies. The common stock of each Company is wholly-owned by E.ON U.S. In the opinion of management, the unaudited condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of financial position, results of operations, retained earnings, comprehensive income and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading.

   See the Companies' Annual Reports on Form 10-K for the year ended December 31, 2005, for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Companies.

   New Accounting Pronouncements

   In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies accounting for income taxes to provide improved consistency of criteria used to recognize, derecognize and measure benefits related to income taxes. The Companies are now analyzing the future impacts of FIN 48 on results of operations and financial condition.

2. Rates and Regulatory Matters

   For a description of each line item of regulatory assets and liabilities for the Companies, reference is made to Part I, Item 8, Financial Statements and Supplementary Data, Note 3 of the Companies' Annual Reports on Form 10-K for the year ended December 31, 2005.

   The following regulatory assets and liabilities were included in LG&E's Balance Sheets as of June 30, 2006 and December 31, 2005:

                    Louisville Gas and Electric Company
                                (Unaudited)
                                                 June 30,    December 31,
    (in millions)                                  2006         2005

    ARO                                             $21          $20
    Gas supply adjustments                           21           29
    Unamortized loss on bonds                        20           21
    ECR                                               6            2
    FAC                                               5            -
    VDT                                               -            7
    Other                                             5            5
    Total regulatory assets                         $78          $84

    Accumulated cost of removal of utility plant   $225         $219
    Deferred income taxes - net                      44           42
    Gas supply adjustments                           40           17
    Other                                             2            3
    Total regulatory liabilities                   $311         $281

   LG&E currently earns a return on all regulatory assets, excluding the ARO regulatory assets, gas supply adjustments and the FAC. The ARO regulatory assets earn no current return and will be offset against the associated regulatory liability (included in other regulatory liabilities), ARO asset and ARO liability at the time the underlying asset is retired. The gas supply adjustments and the FAC have separate rate mechanisms with recovery within twelve months.

   The increase in FAC for the period is due to the higher cost of fuel being passed on to customers. The decrease in VDT for the period is due to the completion of the amortization of the VDT in the first quarter of 2006. The increase in the Gas supply adjustments net liability for the period reflects over-recovery of gas supply costs, in process of being refunded to customers.

   The following regulatory assets and liabilities were included in KU's Balance Sheets as of June 30, 2006 and December 31, 2005:

                        Kentucky Utilities Company
                                (Unaudited)

                                                 June 30,    December 31,
    (in millions)                                  2006         2005

    ARO                                             $21          $20
    Unamortized loss on bonds                        10           11
    ECR                                               5            4
    FAC                                              27           12
    VDT                                               -            3
    Other                                             7            8
    Total regulatory assets                         $70          $58

    Accumulated cost of removal of utility plant   $288         $281
    Deferred income taxes - net                      22           23
    Other                                            10           11
    Total regulatory liabilities                   $320         $315

   KU currently earns a return on all regulatory assets, excluding the ARO regulatory assets and the FAC. The ARO regulatory assets earn no current return and will be offset against the associated regulatory liability (included in other regulatory liabilities), ARO asset and ARO liability at the time the underlying asset is retired. The FAC has a separate recovery mechanism with recovery within twelve months.

   The increase in FAC for the period is due to the higher cost of fuel being passed on to customers. The decrease in VDT for the period is due to the completion of the amortization of the VDT in the first quarter of 2006.

   ELECTRIC AND GAS RATE CASES

   On June 30, 2004, the Kentucky Commission issued an order approving an increase in the base electric rates of the Companies and the natural gas rates of LG&E. The rate increases took effect on July 1, 2004.

   During 2004 and 2005, the AG conducted an investigation of the Companies, as well as of the Kentucky Commission and its staff, requesting information regarding allegedly improper communications between the Companies and the Kentucky Commission, particularly during the period covered by the rate cases. Concurrently, the AG had filed pleadings with the Kentucky Commission requesting rehearing of the rate cases on computational components of the increased rates, including income taxes, cost of removal and depreciation amounts. In August 2004, the Kentucky Commission denied the AG's rehearing request on the cost of removal and depreciation issues and granted rehearing on the income tax component. The Kentucky Commission agreed to hold in abeyance further proceedings in the rate case, until the AG filed its investigative report regarding the allegations of improper communication.

   In January 2005 and February 2005, the AG filed a motion summarizing its investigative report as containing evidence of improper communications and record-keeping errors by the Companies in their conduct of activities before the Kentucky Commission or other state governmental entities and forwarded such report to the Kentucky Commission under continued confidential treatment to allow it to consider the report, including its impact, if any, on completing its investigation and any remaining steps in the rate case. To date, the Companies have neither seen nor requested copies of the report or its contents.

   In December 2005, the Kentucky Commission issued an order noting completion of its inquiry, including review of the AG's investigative report. The order concludes that no improper communications occurred during the rate proceeding. The order further established a procedural schedule through the first quarter of 2006 for considering the sole issue for which rehearing was granted: state income tax rates used in calculating the granted rate increase. On March 31, 2006, the Kentucky Commission issued an order resolving this issue in the Companies' favor consistent with the original rate increase order.

   The Companies believe no improprieties have occurred in their communications with the Kentucky Commission and have cooperated in the proceedings before the AG and the Kentucky Commission. The Companies are currently unable to predict whether there will be any additional actions or consequences as a result of the AG's report and investigation.

   ECR

   In June 2006, the Companies filed applications to amend their ECR plans with the Kentucky Commission seeking approval to recover investments in environmental upgrades at the Companies' generating facilities. The estimated capital cost of the upgrades for the years 2006 through 2008 is approximately $391 million ($66 million for LG&E and $325 million for KU), of which $229 million is for the Air Quality Control System at Trimble County Unit 2 ($44 million for LG&E and $185 million for KU) and $95 million is for KU's Ghent Unit 2 Selective Catalytic Reduction. A final order is expected to be issued by the end of 2006.

   In April 2006, the Kentucky Commission initiated routine periodic reviews of the ECR mechanisms for the Companies. These proceedings are expected to be completed before the end of the third quarter of 2006.

   In December 2004, KU and LG&E filed applications with the Kentucky Commission for approval of a CCN to construct new SO2 control technology (FGDs) at KU's Ghent and Brown stations, and to amend LG&E's compliance plan to allow recovery of new and additional environmental compliance facilities. The estimated capital cost of the additional facilities for 2006 through 2008 is approximately $720 million ($40 million for LG&E and $680 million for KU), of which $560 million is for the KU FGDs at Brown and Ghent. Hearings in these cases occurred during May 2005 and final orders were issued in June 2005, granting approval of the CCN and amendments to the Companies' compliance plans.

   FAC

   On February 15, 2006, KU filed with the Virginia Commission an application seeking approval of an increase in its fuel cost factor to reflect higher fuel costs incurred during 2005, and anticipated to be incurred in 2006, of approximately $6 million. The Virginia Commission approved KU's request on April 5, 2006.

   VDT

   In December 2001, the Companies received an order from the Kentucky Commission permitting them to set up regulatory assets for workforce reduction costs (VDT costs) and begin amortizing them over a five-year period beginning in April 2001. The order also reduced revenues through a surcredit on bills to ratepayers over the same five-year period, reflecting a sharing (40% to the ratepayers and 60% to the Companies) of the stipulated savings, net of amortization costs, of the workforce reduction. The five-year VDT amortization period ended March 31, 2006.

   On February 27, 2006, the AG, Kentucky Industrial Utility Consumers, Inc. and the Companies reached a settlement agreement on the future ratemaking treatment of the VDT surcredits and costs and subsequently submitted a joint motion to the Kentucky Commission to approve the unanimous settlement agreement. Under the terms of the settlement agreement, the VDT surcredit will continue at the current level until such time as LG&E or KU file for a change in electric or natural gas base rates. The Kentucky Commission issued an order on March 24, 2006, approving the settlement agreement.

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

   The Companies are now involved in proceedings with the Kentucky Commission and the FERC seeking the authority to exit the MISO. Based on various financial analyses performed internally due to the July 2003 Kentucky Commission investigation into MISO membership, and particularly in light of the financial impact of MISO's implementation of the new day-ahead and real-time markets, the Companies determined that the costs of MISO membership, both now and in the future, outweigh the benefits. A timeline of events regarding the MISO and various proceedings is as follows:

      - September 1998 - The FERC granted conditional approval for the formation of the MISO. The Companies were founding members.

      - October 2001 - The FERC ordered that all bundled retail loads and grandfathered wholesale loads of each member transmission owner be included in the calculation of the MISO "cost adder," the
        Schedule 10 charges designed to recover the MISO's cost of operation, including start-up capital (debt) costs. The Companies and several owners opposed the FERC order and filed suit with the United States Court of Appeals.

      - February 2002 - The MISO began commercial operations.

      - February 2003 - The FERC reaffirmed its position on the Schedule 10 charges and the order was subsequently upheld by the U.S. Court of Appeals.

      - July 2003 - The Kentucky Commission opened an investigation into the Companies' MISO membership. Testimony was filed by the Companies that supported an exit from the MISO, under certain conditions.

      - August 2004 - The MISO filed its FERC-required TEMT. The Companies and other owners filed opposition to certain conditions of the TEMT and sought to delay the implementation. Such opposition was denied by the FERC.

      - December 2004 - The Companies provided the MISO its required one-year notice of intent to exit the grid.

      - April 2005 - The MISO implemented its day-ahead and real-time market (MISO Day 2), including a congestion management system.

      - October 2005 - The Companies filed documents with the FERC seeking authority to exit the MISO.

      - November 2005 - The Companies requested a Kentucky Commission order authorizing the transfer of functional control of their transmission facilities from the MISO to the Companies respectively, for the purpose of withdrawing from the MISO. The request stated that the Tennessee Valley Authority ("TVA") would have control to the extent necessary to act as the Companies' Reliability Coordinator and for the Southwest Power Pool, Inc. ("SPP") to perform its function as the Companies' Independent Transmission Organization. The Kentucky Commission issued an order authorizing this transfer in July 2006.

      - March 2006 - the FERC issued an order conditionally approving the request of the Companies to exit the MISO. The FERC order contained a number of conditions that the Companies needed to satisfy to effect their exit from the MISO including:

        - Submission of various compliance filings addressing:

          - the Companies' hold-harmless obligations under the MISO Transmission Owners' Agreement, and the amount of the MISO exit fee to be paid by the Companies as calculated under the approved methodology;
          - the Companies' anticipated arrangements with Southwest Power Pool, Inc. and Tennessee Valley Authority, including revisions to address certain independence and transmission planning considerations, and reciprocity arrangements to ensure certain KU requirements customers do not incur pancaked rates for transmission and ancillary services;
          - the Companies' proposed Open Access Transmission Tariff as revised to address possible capacity hoarding, available transmission calculation methodology, curtailment priority and pricing, among other matters; and
          - the Companies' finalized arrangements with the Southwest Power Pool, Inc. and Tennessee Valley Authority.

        - The Companies must also file an application of the proposed Open Access Transmission Tariff under Section 205 of the Federal Power Act including a proposed return on equity. During April 2006 through the present, the Companies have submitted filings to the FERC addressing the majority of the conditions contained in the March 2006 order, including a proposed return on equity of 10.88% as part of its open access transmission tariff effective upon any exit from the MISO.

      - May 2006 - the Kentucky Commission issued an order approving the request of the Companies to exit the MISO. The order authorized the Companies, upon exit of the MISO, to establish a regulatory asset for the exit fee, subject to adjustment for possible future MISO credits, and a regulatory liability for certain revenues which may be collected via current base rates as a result of the existing inclusion of amounts associated with certain MISO Schedule 10 charges.

      - July 2006 - the Kentucky Commission issued an order approving the Companies' contractual arrangements with TVA and SPP to provide services to the Companies as reliability coordinator and independent transmission organization, respectively, upon a withdrawal from the MISO. This order was subject to certain conditions based upon a satisfactory outcome of pending FERC proceedings involving the Companies' market-based rate authority.

      - July 2006 - the Kentucky Commission issued further orders denying the MISO's request for a rehearing regarding the May 2006 order and denying the MISO's request for intervenor status in the proceeding concerning the Companies' TVA/SPP arrangements.

      - July 2006 - the FERC issued a further decision accepting, in substantial part, certain of the Companies' steps, including compliance and other filings, which constituted conditions to the FERC's March 2006 order conditionally approving their exit from the MISO. Also in July 2006, the FERC issued an order denying the MISO's request for a rehearing regarding the FERC's March 2006 order.

   The Companies now estimate that they may complete their exit from the MISO during late summer 2006. The Companies have tendered a contractual notice to the MISO providing for a withdrawal date of September 1, 2006. There remain certain further conditions that must be satisfied under the FERC's exit orders, which conditions the Companies currently anticipate they can accomplish. The Companies are in continuing discussions with the MISO concerning operational elements of the exit and transition.

   On or about the date of a completed exit from the MISO, and following initial calculation and invoicing from the MISO, the Companies would pay an exit fee to the MISO in an amount of up to approximately $41 million (allocated approximately $16 million for LG&E and $25 million for KU). The ultimate amount would be determined based upon the actual timing and circumstances of exit and, following payment, is subject to confirmation, correction and true-up, as agreed between the Companies and the MISO. The Kentucky Commission's May 2006 order granted certain relief regarding the exit fee, including the establishment of a regulatory asset relating to such fee and continuing ability to recover certain MISO charges in existing rates.

   While the Companies believe they can reasonably achieve the remaining conditions imposed by the FERC relating to MISO exit by the late summer, including possibly as early as September 1, 2006, the actual timing or occurrence of withdrawal cannot be assured.

   Market-Based Rate Authority

   Beginning in April 2004, the FERC initiated proceedings to modify its methods used to assess generation market power and has established more stringent interim market screen tests. During 2005, in connection with the Companies' tri-annual market-based rate tariff renewals, the FERC continued to contend that the Companies failed such market screens in certain regions. The Companies disputed this contention and, in January 2006, in an attempt to resolve the matter, the Companies submitted proposed tariff schedules to the FERC containing a mitigation mechanism with respect to applicable power sales into the control area of Big Rivers Electric Corporation ("BREC") in western Kentucky, where Western Kentucky Energy Corp., an affiliate of the Companies, maintains a long-term contractual relationship with BREC. Under the proposed tariff schedule, prices for such sales would be capped at a relevant MISO power pool index price. Should the Companies exit the MISO, the FERC contended that they would have market power in their own joint control area, potentially requiring a similar mitigation mechanism for power sales into such region. In July 2006, the FERC issued an order in the Companies' market-based rate proceeding accepting the Companies' further proposal to address certain market power issues the FERC had claimed would arise upon an exit from the MISO. In particular, the Companies received permission to sell power at market-based rates at the interface of control areas in which they may be deemed to have market power, subject to a restriction that such power not be collusively re-sold back into such control areas. Certain general FERC proceedings continue with respect to market-based rate matters, and the Companies' market-based rate authority is subject to such future developments.

   In some cases, recent FERC decisions in other market-based rate proceedings have proposed or required cost-based, rather than market index, price caps. The Companies cannot predict the ultimate impact of the current or potential mitigation mechanisms on their future wholesale power sales.

   EPAct 2005

   The EPAct 2005 was enacted on August 8, 2005. Among other matters, this comprehensive legislation contains provisions mandating improved electric reliability standards and performance; providing economic and other incentives relating to transmission, pollution control and renewable generation assets; increasing funding for clean coal generation incentives (see Note 6); repealing PUHCA 1935; enacting PUHCA 2005 and expanding FERC jurisdiction over public utility holding companies and related matters via the Federal Power Act and PUHCA 2005.

   The FERC was directed by the EPAct 2005 to adopt rules to address many areas previously regulated by the other agencies under other statutes, including PUHCA 1935. The FERC remains in various stages of rulemaking on these issues and the Companies are monitoring these rulemaking activities and actively participating in these and other rulemaking proceedings. The Companies continue to evaluate the potential impacts of the EPAct 2005 and the associated rulemakings and cannot predict what impact the EPAct 2005, and any uncompleted rulemakings, will have on their operations or financial position.

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

   As of June 30, 2006, LG&E was party to various interest rate swap agreements with aggregate notional amounts of $211 million. Under these swap agreements, LG&E paid fixed rates averaging 4.38% and received variable rates based on LIBOR or the Bond Market Association's municipal swap index averaging 3.67% at June 30, 2006. The swap agreements in effect at June 30, 2006, have been designated as cash flow hedges and mature on dates ranging from 2020 to 2033. The hedges have been deemed to be fully effective resulting in a pretax gain of $13 million for the six months ended June 30, 2006, recorded in comprehensive income. Upon expiration of these hedges, the amount recorded in comprehensive income will be reclassified into earnings. The amounts expected to be reclassified from comprehensive income to earnings in the next twelve months are immaterial. A deposit in the amount of $7 million, used as collateral for the $83 million interest rate swap, is classified as restricted cash on LG&E's Balance Sheet. The amount of the deposit required is tied to the market value of the swap.

   As of June 30, 2006, KU was party to an interest rate swap agreement with a notional amount of $53 million. Under this swap agreement, KU paid variable rates based on LIBOR averaging 7.24%, and received fixed rates averaging 7.92% at June 30, 2006. The swap agreement in effect at June 30, 2006 has been designated as a fair value hedge and matures in 2007. At June 30, 2006, the effect of marking this financial instrument and the underlying debt to market resulted in pretax gains recorded in interest expense of less than $1 million.

   Interest rate swaps hedge interest rate risk on the underlying debt. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, in addition to swaps being marked to market, the item being hedged using a fair value hedge must also be marked to market. Consequently at June 30, 2006, KU's debt reflects a mark-to-market adjustment of less than $1 million.

   At June 30, 2006, the Companies' percentage of debt having a variable rate, including the impact of interest rate swaps, was 44%($364 million) for LG&E and 47% ($378 million) for KU.

4. Pension and Other Post-retirement Benefit Plans

   The following table provides the components of net periodic benefit cost for pension and other benefit plans for the three and six months ended June 30, 2006 and 2005:

                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                2006       2005        2006       2005
   (in millions)              LG&E  KU   LG&E  KU   LG&E  KU   LG&E   KU

   Pension and Other Benefit Plans
   Components of net periodic
    benefit cost
     Service cost              $2   $2   $1    $2     $3  $4    $3    $3
     Interest cost              5    5    6     4     11   8    12     9
     Expected return on
       plan assets             (5)  (4)  (5)   (4)   (10) (7)  (11)   (8)
     Amortization of prior
       service cost             1    -    1     -      2   1     3     1
     Recognized actuarial
       loss                     1    1    1     1      2   2     1     1
     Total net period benefit
       cost                    $4   $4   $4    $3     $8  $8    $8    $6

   LG&E made a discretionary contribution to the pension plan of $18 million in January 2006. LG&E made no contributions during 2005. KU made no contributions to the pension plan in 2006 or 2005.

5. Short-Term and Long-Term Debt

   Under the provisions for LG&E's variable-rate pollution control bonds, Series S, T, U, BB, CC, DD and EE, and KU's variable-rate pollution control bonds Series 10, 12, 13, 14 and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the balance sheets. The average annualized interest rate for these bonds during the six months ending June 30, 2006 was 3.38% for LG&E and 3.41% for KU.

   During June 2006, LG&E renewed five revolving lines of credit with banks totaling $185 million. There was no outstanding balance under any of these facilities at June 30, 2006. LG&E expects to renew these facilities prior to their expiration in June 2007.

   LG&E, KU and E.ON U.S. participate in an intercompany money pool agreement. Details of the balances at June 30, 2006 and December 31, 2005 were as follows:

                        Total Money    Amount      Balance     Average
                      Pool Available Outstanding  Available  Interest Rate

    ($ in millions)
    June 30, 2006:
    LG&E                   $400         $  1        $399       4.96%
    KU                     $400         $ 52        $348       4.96%

    December 31, 2005:
    LG&E                   $400         $141        $259       4.21%
    KU                     $400         $ 70        $330       4.21%

   E.ON U.S. maintains a revolving credit facility totaling $200 million with an affiliated company, E.ON North America, Inc., to ensure funding availability for the money pool. The balance outstanding on this facility at June 30, 2006, was $64 million.

   Redemptions and maturities of long-term debt year-to-date through June 30, 2006, are summarized below:

   ($ in millions)
                                        Principal       Secured/
   Year    Company  Description          Amount  Rate   Unsecured  Maturity

   2006    KU       First mortgage bonds  $36    5.99%  Secured    Jan 2006


   Issuances of long-term debt year-to-date through June 30, 2006, are summarized below:

   ($ in millions)
                                        Principal       Secured/
   Year    Company  Description          Amount  Rate   Unsecured  Maturity

   2006    KU       Fidelia note          $50    6.33%  Unsecured  Jun 2036


6. Commitments and Contingencies

   Except as may be discussed in this Quarterly Report on Form 10-Q (including Note 2), material changes have not occurred in the current status of various commitments or contingent liabilities from that discussed in the Companies' Annual Report on Form 10-K for the year ended December 31, 2005 (including in Notes 3 and 10 to the financial statements of the Companies contained therein) and Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (including in Notes 2 and 6 to the financial statements contained therein). See the above-referenced notes in the Companies' Annual Report on Form 10-K and Quarterly Report on Form 10-Q for information regarding such commitments or contingencies.

   TRIMBLE COUNTY UNIT 2

   In June 2006, the Companies, as 75% owners, entered into and delivered notice to proceed under an engineering, procurement and construction agreement with Bechtel Power Corporation ("Bechtel"), regarding construction of Trimble County Unit 2 valued at approximately $1.1 billion. IMEA and IMPA, as 25% owners, are also parties to the contract. The contract is generally in the form of a lump-sum, turnkey agreement for the design, engineering, procurement, construction, commissioning, testing and delivery of the project, according to designated specifications, terms and conditions. The contract price and its components are subject to a number of potential adjustments which may serve to increase or decrease the ultimate construction price paid or payable to the contractor. The contract also contains standard representations, covenants, indemnities, termination and other provisions for arrangements of this type, including termination for convenience or for cause rights. In general, termination by the owners for convenience or by the contractor due to owners' default will limit payment obligations to payment for work or incentives performed or earned to date and termination by owners due to contractor's default will similarly limit payment obligations, subject however to owners' rights with respect to cover damages and to certain collateral provided. In connection with this matter, the Companies dismissed their litigation against Bechtel regarding the contract previously commenced in April 2006 in United States District Court for the Western District of Kentucky.

   In June 2006, the Companies filed an application with the Department of Energy ("DOE") requesting certification to be eligible for investment tax credits applicable to the construction of Trimble County Unit 2. The EPAct 2005 added a new 48A to the Internal Revenue Code, which provides for an investment tax credit to promote the commercialization of advanced coal technologies that will generate electricity in an environmentally responsible manner. The application requested up to the maximum amount of "advanced coal project" credit allowed per taxpayer, or $125 million, based on an estimate of 15% of projected qualifying Trimble County Unit 2 expenditures. The DOE is anticipated to select and certify feasible and suitable qualifying projects, in their discretion, from among the applicant group during the late fall of 2006. If selected, the Companies would submit an additional application to the Internal Revenue Service ("IRS"). IRS action on such applications would thereafter be expected to occur during the fourth quarter of 2006. If, and to the extent the Companies' applications are ultimately accepted, the Companies could thereafter claim allocated federal income tax credits on eligible expenditures, as they occur over time, relating to the Trimble County Unit 2 project.

   LOUISVILLE DOWNTOWN ARENA

   LG&E has been asked by the Louisville Arena Authority, Inc., a non-profit corporation (the "Authority"), to transfer certain property and relocate certain LG&E facilities so that an LG&E-owned site, in part, could be used for the development and construction of a new multi-purpose arena in Louisville, Kentucky. The Authority and LG&E are negotiating a non-binding letter of intent regarding the arena transactions. LG&E estimates that the cost of relocating the LG&E facilities will be approximately $63 million and LG&E expects to request that the Authority arrange for the provision of state funds necessary for the relocation, as well as up to $10 million in state funds for the purchase of the property at fair market value. Current estimates are that the arena project could be completed by approximately 2010. The anticipated letter of intent would be subject to a number of contingencies, including completion of definitive documents and regulatory approvals necessary for the transactions contemplated.

   OMU LITIGATION

   In May 2004, the City of Owensboro, Kentucky and Owensboro Municipal Utilities (collectively "OMU") commenced a suit now removed to the U.S. District Court for the Western District of Kentucky, against KU concerning a long-term power supply contract (the "OMU Agreement") with KU. The dispute involves interpretational differences regarding issues under the OMU Agreement, including various payments or charges between KU and OMU and rights concerning excess power, termination and emissions allowances. The complaint seeks approximately $6 million in damages for periods prior to 2004 and OMU is expected to claim further amounts for later-occurring periods. OMU has additionally requested injunctive and other relief, including a declaration that KU is in material breach of the contract. KU has filed an answer in that court denying the OMU claims and presenting counterclaims. During 2005, the FERC declined KU's application to exercise exclusive jurisdiction over the matter. In July 2005, the district court resolved a summary judgment motion made by KU in OMU's favor, ruling that a contractual provision grants OMU the ability to terminate the contract without cause upon four years' prior notice, for which ruling KU retains certain rights to appeal. At this time the district court case is in the discovery stage and a trial schedule has not yet been established. In May 2006, OMU issued a notification of its intent to terminate the contract in May 2010, without cause, absent any earlier termination which may be permitted by the proceeding.

   ENVIRONMENTAL MATTERS

   In April 2006, the EPA issued a notice of violation for alleged violations of the Clean Air Act involving work performed on Unit 3 of
   KU's E.W. Brown Station in 1997.   The EPA alleges modification of a
   source without a permit, failure to comply with requirements under the Prevention of Significant Deterioration ("PSD") program, operation of a source in violation of the New Source Performance Standards ("NSPS"), and failure to identify the applicability of PSD and NSPS requirements in compliance certifications. Violations, if ultimately found, could result in additional expenditures on pollution controls or civil penalties. KU has responded to certain data requests of the EPA and held initial discussions with the EPA regarding this matter. Due to the early stage of this matter, KU is unable to determine its ultimate potential impact.

   The Companies are subject to SO2 and NOx emission limits on their electric generating units pursuant to the Clean Air Act. The Companies placed into operation significant NOx controls for their generating units prior to the 2004 summer ozone season. As of June 30, 2006, LG&E and KU have incurred total capital costs of approximately $191 million and $217 million, respectively, to reduce their NOx emissions to required levels. In addition, the Companies incur additional operating and maintenance costs in operating the new NOx controls. On March 10, 2005, the EPA issued the final CAIR which requires substantial additional reductions in SO2 and NOx emissions from electric generating units. The CAIR provides for a two-phased reduction program with Phase
   I reductions in NOx and SO2 emissions in 2009 and 2010, respectively, and Phase II reductions in 2015. On March 15, 2005, the EPA issued a related regulation, the final CAMR, which requires substantial mercury reductions from electric generating units. The CAMR also provides for a two-phased reduction, with the Phase I target in 2010 achieved as a "co-benefit" of the controls installed to meet the CAIR. Additional control measures will be required to meet the Phase II target in 2018. Both the CAIR and the CAMR establish a cap and trade framework, in which a limit is set on total emissions and allowances can be bought or sold on the open market to be used for compliance, unless the state chooses another approach. LG&E currently has FGDs on all its coal-fired units, but will continue to evaluate improvements to further reduce SO2 emissions.

   In order to meet these new regulatory requirements, KU has implemented a plan for adding significant additional SO2 controls to its generating units. Installation of additional SO2 controls will proceed on a phased basis, with construction of controls (i.e., FGDs) having commenced in September 2005 and continuing through the final installation and operation in 2009. KU estimates that it will incur $659 million in capital costs related to the construction of the FGDs to achieve compliance with current emission limits on a company-wide basis. Of this amount, $77 million has been incurred through June 30, 2006. In addition, KU will incur additional operating and maintenance costs in operating the new SO2 controls.

   The Companies are also monitoring several other air quality issues which may potentially impact coal-fired power plants, including the EPA's revised air quality standards for ozone and particulate matter and measures to implement the EPA's Clean Air Visibility Rule.

   In the normal course of business, lawsuits, claims, environmental actions and various non-ratemaking governmental proceedings arise against the Companies. To the extent that damages are assessed in any lawsuits relating to the above, the Companies believe that their insurance coverage or other appropriate reserves are adequate. Management, after consultation with legal counsel, and based upon the present status of these items, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims of the type referenced above will have a material adverse effect on the Companies' financial position or results of operations.

 7.Segments of Business

   LG&E's revenues, net income and total assets by business segment for the three and six months ended June 30, 2006 and 2005, follow:

                                         Three Months         Six Months
                                        Ended June 30,      Ended June 30,
   (in millions)                         2006    2005       2006    2005
   LG&E Electric
        Revenues                         $223    $228       $435    $457
        Net income                         27      30         42      54
        Total assets                    2,440   2,404      2,440   2,404

   LG&E Gas
        Revenues                           54      53        254     225
        Net income                         (2)     (2)         8       8
        Total assets                      507     454        507     454

   Total
        Revenues                          277      281       689     682
        Net income                         25       28        50      62
        Total assets                    2,947    2,858     2,947   2,858

   KU is an electric utility company. It does not provide natural gas service and, therefore, is presented as a single business segment.

8. Related Party Transactions

   LG&E, KU, subsidiaries of E.ON U.S. and other subsidiaries of E.ON engage in related-party transactions. These transactions are generally performed at cost and in accordance with applicable FERC, Kentucky Commission and Virginia Commission regulations. The significant related-party transactions are disclosed below.

   Electric Purchases

   The Companies' intercompany electric revenues and purchased power expense from affiliated companies for the three and six months ended June 30, 2006 and 2005 were as follows:

                                Three Months             Six Months
                               Ended June 30,          Ended June 30,
   (in millions)               2006       2005        2006        2005
                            LG&E  KU   LG&E  KU    LG&E   KU   LG&E   KU

   Electric operating
     revenues from KU        $22  $-    $21   $-    $44   $-   $47    $-
   Electric operating
     revenues from LG&E        -  17      -   19      -   36     -    49
   Purchased power from KU 17 - 19 - 36 - 49 - Purchased power from LG&E - 22 - 21 - 44 - 47

   Interest Charges

   The Companies' intercompany interest income and expense for the three and six months ended June 30, 2006 and 2005 were as follows:

                                  Three Months         Six Months
                                 Ended June 30,       Ended June 30,
   (in millions)                2006       2005       2006        2005
                             LG&E  KU   LG&E  KU   LG&E   KU    LG&E  KU
   Interest on money pool
     loans                    $-   $1    $-   $-    $1   $2     $-    $-
   Interest on Fidelia
     loans                     3    4     3    4     6    9      6     7

   Other Intercompany Billings

   Other intercompany billings related to the Companies for the three and six months ended June 30, 2006 and 2005 were as follows:

                                          Three Months      Six Months
                                         Ended June 30,    Ended June 30,
   (in millions)                         2006     2005      2006    2005
   E.ON U.S. Services billings to LG&E    $69      $76      $105    $108
   E.ON U.S. Services billings to KU       78       75       120     101
   LG&E billings to E.ON U.S. Services      2        1         3       5
   KU billings to E.ON U.S. Services        2        -         3       4
   LG&E billings to KU                      6        7        10      10
   KU billings to LG&E                      3        9        15      13

9. Subsequent Events

   On July 14, 2006, LG&E redeemed 12,500 shares of its 5.875% mandatorily redeemable preferred stock pursuant to sinking fund requirements at $100 per share.

   On July 20, 2006, KU completed a new tax-exempt financing totaling approximately $17 million. The new bonds, due June 1, 2036, have a variable, auction rate of interest.

   Effective August 1, 2006, KU and its employees represented by IBEW Local 2100 entered into a new three-year collective bargaining agreement. Such agreement provides for routine updates to wages, benefits or other provisions and provides for annual wage re-openers for the second and third years.


Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.

                                  General

The following discussion and analysis by management focuses on those factors that had a material effect on the Companies' financial results of operations and financial condition during the three and six month periods ended June 30, 2006, and should be read in connection with the financial statements and notes thereto.

Some of the following discussion may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "expect," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy industry; changes in federal or state legislation; unusual weather; actions by state or federal regulatory agencies; and other factors described from time to time in the Companies' reports to the SEC, including the Annual Reports on Form 10-K for the year ended December 31, 2005.

                             Executive Summary

LG&E and KU, subsidiaries of E.ON U.S. (indirect subsidiaries of E.ON), are regulated public utilities. At June 30, 2006, LG&E supplied electricity to approximately 398,000 customers and natural gas to approximately 323,000 customers in Louisville and adjacent areas in Kentucky. At June 30, 2006, KU provided electricity to approximately 497,000 customers in 77 counties in central, southeastern and western Kentucky, to approximately 30,000 customers in southwestern Virginia and 5 customers in Tennessee. KU also sells wholesale electricity to 12 municipalities.

The mission of the Companies is to build on our tradition and achieve world-class status providing reliable, low-cost energy services and superior customer satisfaction; and to promote safety, financial success and quality of life for our employees, communities and other stakeholders.

The Companies' strategy focuses on the following:

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

In a June 2004 order, the Kentucky Commission accepted the settlement agreements reached by the majority of the parties in the rate cases filed by the Companies in December 2003. Under the ruling, the LG&E utility base electric rates have increased $43 million (7.7%) and base natural gas rates have increased $12 million (3.4%) annually. Base electric rates at KU have increased $46 million (6.8%) annually. The rate increases took effect on July 1, 2004. The 2004 increases were the first increases in electric base rates for the Companies in 13 and 20 years, respectively; the previous natural gas rate increase for the LG&E gas utility took effect in September 2000.

The Companies have begun construction of another base-load coal-fired unit at the Trimble County site. The Companies believe this is the least cost alternative to meet the future needs of customers. Trimble County Unit 2, with a 750 Mw capacity rating, is expected to be jointly owned by the Companies (75% owners of the unit) and IMEA and IMPA (25% owners). Trimble County Unit 2 is expected to cost $1.1 billion and be completed by 2010. The Companies' aggregate 75% share of the total Trimble County Unit 2 capital cost is approximately $885 million and is estimated to be approximately $120 million for LG&E and $510 million for KU through 2008. Through June 2006, expenditures for Trimble County Unit 2 have been $7 million for LG&E and $25 million for KU. In June 2006, the Companies entered into a construction contract regarding the Trimble County Unit 2 project. See Note 6 of the Notes to Financial Statements, in Part 1, Item 1, herein.

In November 2005, the Kentucky Commission approved the CCN construction application of the Companies to expand the Trimble County generating plant. Kentucky Commission approvals for the related transmission line CCNs were granted in September 2005 and May 2006. In July 2006, certain property owners filed a motion for judicial appeal of the latter transmission line CCN ruling. A schedule for such proceeding has not been established. In November 2005, the Kentucky Division for Air Quality issued the final air permit, which was challenged via a request for remand in December 2005 by three environmental advocacy groups, including the Sierra Club. Administrative proceedings with respect to the challenge are expected to continue during 2006 with a hearing scheduled for October 2006. A ruling thereafter may be anticipated in the first half of 2007.

In July 2006, the FERC issued a final report under a routine audit that its Office of Enforcement (formerly its Office of Market Oversight and Investigations) had conducted regarding the compliance of E.ON U.S. and subsidiaries, including LG&E and KU, under the FERC's standards of conduct and codes of conduct requirements, as well as other areas. The final report contained certain findings calling for improvements in E.ON U.S. and subsidiaries' structures, policies and procedures relating to transmission, generation dispatch, energy marketing and other practices. E.ON U.S. and affiliates have agreed to certain corrective actions and plan to submit procedures related to such corrective actions to the FERC. The corrective actions are in the nature of organization and operational improvements as described above and are not expected to have a material adverse impact on the Companies' results of operations or financial condition.

                          Results of Operations

The results of operations for the Companies are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

              Three Months Ended June 30, 2006, Compared to
                     Three Months Ended June 30, 2005

LG&E Results:

LG&E's net income decreased $3 million (11%) for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, primarily due to lower electricity and natural gas retail and wholesale sales volumes resulting largely from milder weather than in the prior year.

A comparison of LG&E's revenues for the three months ended June 30, 2006, with the three months ended June 30, 2005, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                     Electric           Gas
(in millions)                             Revenues         Revenues

Retail sales:
  Fuel and gas supply adjustments           $6                $7
  Environmental cost recovery surcharge     (3)                -
  Variation in sales volume and other       (5)               (2)
    Total retail sales                      (2)                5
Wholesale sales                             (4)               (4)
Other                                        1                 -
Total                                      $(5)               $1

Electric revenues decreased $5 million (2%) primarily due to:
  - Decreased wholesale revenues ($4 million) largely due to 4% lower volumes
  - Decreased retail electric volumes delivered ($5 million) resulting from a 14% decrease in cooling degree days in the second quarter of 2006 compared to the same period in 2005 and an 16% decrease from the 20-year average
  - Decreased environmental cost recovery ($3 million) due to lower ECR billing rates
  - Increased fuel costs billed to customers through the fuel adjustment clause ($6 million) due to higher costs of coal and natural gas

Gas revenues increased $1 million (2%) primarily due to:
  - Increased gas supply costs billed to customers through the gas supply adjustment ($7 million) due to the higher cost of natural gas
  - Decreased wholesale revenues ($4 million) as a result of 7% lower volumes due to lower demand from wholesale customers
  - Decreased retail gas volumes delivered ($2 million) resulting from a 17% decrease in heating degree days in the second quarter of 2006 compared to the same period in 2005 and an 20% decrease from the 20-year average

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. Increases or decreases in the cost of fuel and natural gas supply are reflected in LG&E's electric and natural gas retail rates, through the fuel adjustment clause and gas supply clause, subject to the approval of the Kentucky Commission.

  Fuel for electric generation increased $2 million (3%) in 2006 primarily due to:
    - Increased unit cost of fuel burned ($4 million) due to higher fuel prices
    - Decreased generation ($2 million) due to lower wholesale and retail sales volumes

  Power purchased decreased $2 million (7%) in 2006 primarily due to:
    - Decreased volumes purchased ($6 million) due to lower wholesale and retail sales
    - Increased unit cost of purchases ($4 million) due to higher market prices

  Gas supply expenses increased $2 million (6%) in 2006 primarily due to:
    - Increased unit cost of natural gas purchased ($8 million)
    - Decreased volumes of natural gas delivered into the distribution system ($6 million) due to milder weather

A comparison of the LG&E effective income tax rate for the three months ended June 30, 2006 and 2005 follows:

                                             Three Months    Three Months
                                                Ended           Ended
                                            June 30, 2006   June 30, 2005
 Effective Rate
 Statutory federal income tax rate               35.0%          35.0%
 State income taxes net of federal benefit        3.5            5.2
 Amortization of investment tax credits          (2.7)          (2.3)
 Other differences                               (3.4)          (1.5)
 Effective income tax rate                       32.4%          36.4%

State income taxes in 2006 reflect Kentucky Coal Tax credits earned. The change in amortization of investment tax credits and other differences is largely attributable to the change in the levels of pre-tax income.

KU Results:

KU's net income increased $7 million (39%) for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, primarily due to lower maintenance costs, a lower effective income tax rate and higher earnings from EEI.

A comparison of KU's revenues for the three months ended June 30, 2006, with the three months ended June 30, 2005, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause
                                                      Electric
(in millions)                                         Revenues
Retail sales:
  Fuel supply adjustments                               $17
  Environmental cost recovery surcharge                   3
  Variation in sales volumes and other                   (7)
    Total retail sales                                   13
Other                                                    (2)
Total                                                   $11

Electric revenues increased $11 million (4%) in 2006 primarily due to:
  - Increased fuel costs billed to customers through the fuel adjustment clause ($17 million) due to higher costs of coal and natural gas
  - Increased environmental cost recovery ($3 million) due to higher ECR billing rates
  - Decreased retail electric volumes delivered ($7 million) resulting from a 17% decrease in cooling degree days in the second quarter of 2006 compared to the same period in 2005 and an 19% decrease from the 20-year average

Fuel for electric generation comprises a large component of KU's total operating expenses. Increases or decreases in the cost of fuel are reflected in KU's retail electric rates through the fuel adjustment clause, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission and the FERC.

  Fuel for electric generation increased $16 million (19%) in 2006 primarily due to:
    - Increased unit cost of fuel burned ($9 million) due to higher fuel prices
    - Increased generation ($7 million) largely due to higher unit availability

  Power purchased decreased $6 million (12%) in 2006 primarily due to:
    - Decreased volumes purchased ($8 million) largely due to higher unit availability and decreased retail demand
    - Increased unit cost of purchases ($2 million) due to higher market prices

Other operation and maintenance expenses decreased $5 million (7%) in 2006 primarily due to:
  - Decreased maintenance costs ($3 million) largely due to an outage last year at Brown Unit 3
  - Decreased other power supply costs ($2 million) related to lower MISO Day 2 expenses

Other (income) - net increased $3 million (150%) primarily due to increased equity in earnings from EEI as a result of EEI selling electricity at market based rates, effective January 2006.

Interest expense increased $1 million (13%) in 2006 primarily due to increased borrowing from Fidelia.

A comparison of the KU effective income tax rate for the three months ended June 30, 2006 and 2005 follows:

                                             Three Months    Three Months
                                                Ended           Ended
                                            June 30, 2006   June 30, 2005
 Effective Rate
 Statutory federal income tax rate                35.0%          35.0%
 State income taxes net of federal benefit         4.4            5.0
 Amortization of investment tax credits           (0.8)          (1.4)
 EEI dividend                                     (6.1)            -
 Other differences                                (1.9)          (2.9)
 Effective income tax rate                        30.6%          35.7%

The EEI dividend in the second quarter of 2006 reflects a tax benefit associated with the receipt of dividends from KU's investment in EEI. The change in amortization of investment tax credits and other differences is largely attributable to the change in the levels of pre-tax income.


                Six Months Ended June 30, 2006, Compared to
                      Six Months Ended June 30, 2005

LG&E Results:

LG&E's net income decreased $12 million (19%) for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, primarily due to lower electricity and natural gas retail and wholesale sales volumes, higher maintenance costs and higher interest expense.

A comparison of LG&E's revenues for the six months ended June 30, 2006, with the six months ended June 30, 2005, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                        Electric          Gas
(in millions)                                Revenues        Revenues
Retail sales:
  Fuel and gas supply adjustments               $15             $73
  Merger surcredit                                1               -
  Weather normalization                           -               2
  Variation in sales volume and other            (8)            (31)
     Total retail sales                           8              44
Wholesale sales                                 (32)            (16)
Other                                             2               1
Total                                          $(22)            $29

Electric revenues decreased $22 million (5%) in 2006 primarily due to:
  - Decreased wholesale revenues ($32 million) largely due to 10% lower volumes
  - Decreased retail electric volumes delivered ($8 million) resulting from a 10% decrease in cooling degree days in the first six months of 2006 compared to the same period in 2005 and an 12% decrease from the 20-year average
  - Increased fuel costs billed to customers through the fuel adjustment clause ($15 million) due to higher costs of coal and natural gas
  - Increased miscellaneous revenues ($2 million)

Gas revenues increased $29 million (13%) in 2006 primarily due to:
  - Increased gas supply costs billed to customers through the gas supply adjustment ($73 million) due to higher natural gas costs
  - Increased weather normalization revenues ($2 million) due to warmer weather
  - Decreased retail gas volumes delivered ($31 million) resulting from a 10% decrease in heating degree days in the first six months of 2006 compared to the same period in 2005 and an 12% decrease from the 20-year average
  - Decreased wholesale revenues ($16 million) as a result of 7% lower volumes due to lower demand from wholesale customers

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. Increases or decreases in the cost of fuel and natural gas supply are reflected in LG&E's electric and natural gas retail rates, through the fuel adjustment clause and gas supply clause, subject to the approval of the Kentucky Commission.

  Fuel for electric generation increased $6 million (5%) in 2006 primarily due to:
   - Increased unit cost of fuel burned ($13 million) due to higher fuel prices
   - Decreased generation ($5 million) due to lower wholesale and retail sales volumes

  Power purchased decreased $13 million (19%) in 2006 primarily due to:
   - Decreased volumes purchased ($22 million) due to lower wholesale and retail sales
   - Increased unit cost of purchases ($9 million) due to higher market prices

  Gas supply expenses increased $29 million (17%) in 2006 primarily due to:

   - Increased unit cost of natural gas purchased ($69 million)
   - Decreased volumes of natural gas delivered into the distribution system ($40 million) due to milder weather

Other operation and maintenance expenses increased $4 million (3%) in 2006 primarily due to:
  - Increased steam maintenance ($3 million) largely due to the outage at Mill Creek Unit 4
  - Increased distribution maintenance ($2 million) due to higher storm restoration costs

Interest expense increased $2 million (11%) in 2006 primarily due to:
  - Increased interest rates on variable rate debt ($3 million)
  - Increased interest on tax deficiencies ($1 million)
  - Increased interest rates on money pool borrowing ($1 million)
  - Decreased interest on the swaps ($2 million)
  - Decreased interest due to refinancing fixed rate debt with variable rate debt ($1 million)

The weighted average interest rate on variable-rate bonds for the six months ended June 30, 2006, was 3.33%, compared to 2.27% for the comparable period in 2005.

A comparison of the LG&E effective income tax rate for the six months ended June 30, 2006 and 2005 follows:

                                              Six Months      Six Months
                                                Ended           Ended
                                            June 30, 2006   June 30, 2005
 Effective Rate
 Statutory federal income tax rate               35.0%          35.0%
 State income taxes net of federal benefit        3.6            4.8
 Amortization of investment tax credits          (2.7)          (2.2)
 Other differences                               (2.6)          (2.2)
 Effective income tax rate                       33.3%          35.4%

State income taxes in 2006 reflect Kentucky Coal Tax credits earned. The change in amortization of investment tax credits and other differences is largely attributable to the change in the levels of pre-tax income.

KU Results:

KU's net income increased $5 million (9%) for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, primarily due higher earnings from EEI and a lower effective income tax rate, which is partially offset by higher transmission costs and higher interest charges.

A comparison of KU's revenues for the six months ended June 30, 2006, with the six months ended June 30, 2005, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                                    Electric
(in millions)                                            Revenues
Retail sales:
  Fuel supply adjustments                                   $36
  Environmental cost recovery surcharge                       3
  Merger surcredit                                            1
  Rate and rate structure                                     2
  Variation in sales volume and other                        (6)
Total retail sales                                           36
Wholesale sales                                             (18)
Other                                                        (1)
Total                                                       $17

Electric revenues increased $17 million (3%) in 2006 primarily due to:
  - Increased fuel costs billed to customers through the fuel adjustment clause ($36 million) due to higher costs of coal and natural gas
  - Increased environmental cost recovery ($3 million) due to higher ECR billing rates
  - Increased Virginia revenues due to a rate change for increased fuel recovery ($2 million)
  - Decreased wholesale sales ($18 million) largely due to 5% lower volumes
  - Decreased retail electric volumes delivered ($7 million) resulting from a 9% decrease in cooling degree days in the first six months of 2006 compared to the same period in 2005 and an 11% decrease from the 20-year average

Fuel for electric generation comprises a large component of KU's total operating expenses. Increases or decreases in the cost of fuel are reflected in KU's retail electric rates through the fuel adjustment clause, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission and the FERC.

  Fuel for electric generation increased $23 million (13%) in 2006 primarily due to:
    - Increased unit cost of fuel burned ($20 million) due to higher fuel prices
    - Increased generation ($3 million) largely due to higher unit availability

  Power purchased decreased $6 million (6%) in 2006 primarily due to:
    - Decreased volumes purchased ($18 million) largely due to higher unit availability and decreased retail demand
    - Increased unit cost of purchases ($12 million) due to higher market prices

Other operation and maintenance expenses increased $7 million (6%) in 2006 primarily due to:
  - Increased other power supply ($5 million) largely due to MISO Day 2
  - Increased transmission expense ($3 million) largely due to MISO Day 1

Other (income) - net increased $10 million (333%) primarily due to increased equity in earnings from EEI as a result of EEI selling electricity at market based rates, effective January 2006.

Interest expense increased $4 million (29%) in 2006 primarily due to:
  - Increased borrowing from Fidelia ($2 million)
  - Increased borrowing and increased interest rates on money pool debt ($2 million)

A comparison of the KU effective income tax rate for the six months ended June 30, 2006 and 2005 follows:

                                              Six Months      Six Months
                                                Ended           Ended
                                            June 30, 2006   June 30, 2005
 Effective Rate
 Statutory federal income tax rate               35.0%          35.0%
 State income taxes net of federal benefit        4.4            4.7
 Amortization of investment tax credits          (0.6)          (0.9)
 EEI dividend                                    (5.1)            -
 Other differences                               (1.1)          (0.6)
 Effective income tax rate                       32.6%          38.2%

The EEI dividend for the six months ended June 30, 2006, reflects a tax benefit associated with the receipt of dividends from KU's investment in EEI.

Liquidity and Capital Resources

The Companies' needs for capital funds are largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers, in addition to debt service requirements and dividend payments. Internal and external lines of credit are maintained to fund short-term capital requirements. The Companies believe that such sources of funds will be sufficient to meet the needs of the business in the foreseeable future.

At June 30, 2006, the Companies were in a negative working capital position in part because of the classification of certain variable-rate pollution control bonds that are subject to tender for purchase at the option of the holder as current portion of long-term debt. The Companies expect to cover any working capital deficiencies with cash flow from operations, money pool borrowings and borrowings from Fidelia.

Construction expenditures for the six months ended June 30, 2006 amounted to $66 million for LG&E and $121 million for KU. At LG&E, capital expenditures included infrastructure for new customers, gas main replacements/extensions and capital repairs to Mill Creek Unit 4. At KU, capital expenditures included construction of FGD and other environmental equipment at the Ghent generating station and infrastructure for new customers.

LG&E's cash balance decreased $2 million during the six months ended June 30, 2006, largely resulting from repayments of debt and the payment of dividends. KU's cash balance decreased $2 million during the six months ended June 30, 2006, primarily due to increased capital expenditures.

Variations in accounts receivable, inventories and accounts payable are generally not significant indicators of the Companies' liquidity. Such variations are primarily attributable to seasonal fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The decreases in LG&E's accounts receivable and natural gas stored underground relate primarily to seasonal uses of natural gas.

For information regarding the Companies' use of interest rate swaps to hedge underlying variable-rate (LG&E) and fixed-rate (KU) debt obligations, see Note 3 of the Notes to Financial Statements.

See Note 5 of the Notes to Financial Statements for information regarding the Companies' long-term and short-term debt including: accounting treatment of bonds permitting tender for purchase at the option of the holder, re-negotiation of revolving credit lines, intercompany debt transactions and the issuance and redemption of financial instruments during the year.

Security ratings as of June 30, 2006, were:

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

LG&E made a discretionary contribution to the pension plan of $18 million in January 2006. LG&E made no contributions during 2005. KU made no contributions to the pension plan in 2006 or 2005.

Contingencies

For a description of significant contingencies that may affect the Companies, reference is made to Part I, Item 3, Legal Proceedings in the Companies' Annual Reports on Form 10-K for the year ended December 31, 2005; to Part I - Item 1 and Part II - Item 1, Legal Proceedings in the Companies' Quarterly Report on Form 10-Q for the period ended March 31, 2006; and to Notes 2 and 6 of the Notes to Financial Statements in Part I
- Item 1, and Part II - Item 1, Legal Proceedings herein.


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

The potential change in interest expense associated with a 1% change in base interest rates of the Companies' unswapped variable debt is estimated at $4 million each at June 30, 2006. The Companies' exposure to floating interest rates did not materially change during the first six months of 2006.

The potential loss in fair value of LG&E's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at approximately $17 million as of June 30, 2006. The potential loss in fair value of KU's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at less than $1 million as of June 30, 2006. These estimates are derived from third-party valuations. Changes in the market values of these swaps, if held to maturity, will have no effect on LG&E's or KU's net income or cash flow.

Pension Risk

The Companies' costs of providing defined-benefit pension retirement plans is dependent upon a number of factors, such as the rates of return on plan assets, discount rate and contributions made to the plan. The Companies have recognized an additional minimum liability as prescribed by SFAS No. 87, Employers' Accounting for Pensions because the accumulated benefit obligation exceeds the fair value of their plans' assets. The liabilities were recorded as a reduction to comprehensive income, and did not affect net income. The amount of the liability depends upon the discount rate, the asset returns and contributions made by the Companies to the plans. If the fair value of the plans' assets exceeds the accumulated benefit obligation, the recorded liabilities will be reduced and comprehensive income will be restored in the balance sheet.

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

Energy & Risk Management Activities

The Companies conduct energy trading and risk management activities to maximize the value of power sales from physical assets they own. Certain energy trading activities are accounted for on a mark-to-market basis in accordance with SFAS No. 133, as amended. Wholesale sales of excess asset capacity are treated as normal sales under SFAS No. 133, as amended, and are not marked to market.

Since the inception of the MISO Day 2 market in April 2005, the Companies have been eligible to receive FTRs from the MISO. FTRs are assigned by the MISO to market participants for a twelve-month period of time beginning June 1, 2006, for off-peak and peak periods based on each market participant's share of generation. FTRs are utilized to manage price risk associated with transmission congestion. The value of FTRs is determined by the transmission congestion charges that arise when the transmission grid is congested in the day-ahead market. FTRs are obtained through an allocation from the MISO at zero cost, however, they can also be bought and sold. FTRs are derivatives and their fair value is insignificant due to the lack of liquidity in the forward market.

The fair values of the Companies' energy trading and risk management contracts as of June 30, 2006 were each approximately $2 million. The fair values at June 30, 2005, were less than $1 million each. No changes to valuation techniques for energy trading and risk management activities occurred during 2006 or 2005. Changes in market pricing, interest rate and volatility assumptions were made during all periods. The outstanding mark-to-market value is sensitive to changes in prices, price volatilities and interest rates. The Companies estimate that a movement in prices of $1 and a change in interest and volatilities of 1% would result in a change in the mark-to-market value of less than $1 million. All contracts outstanding at June 30, 2006, have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

The Companies maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of June 30, 2006, 100% of the trading and risk management commitments were with counterparties rated BBB-/Baa3 equivalent or better.


Item 4.  Controls and Procedures

The Companies maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Companies in reports they file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. The Companies conducted an evaluation of such controls and procedures under the supervision and with the participation of the Companies' management, including the Chairman, President and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"). Based upon that evaluation, the CEO and CFO have concluded that the Companies' disclosure controls and procedures are effective as of the end of the period covered by this report.

The Companies are not accelerated filers under the Sarbanes-Oxley Act of 2002 and associated rules (the "Act") and consequently anticipate issuing Management's Report on Internal Control over Financial Reporting pursuant to Section 404 of the Act in their first periodic report covering the fiscal year ended December 31, 2007 as permitted by SEC rulemaking.

In preparation for required reporting under Section 404 of the Act, the Companies are conducting a thorough review of their internal controls over financial reporting, including disclosure controls and procedures. Based on this review, the Companies have made internal controls enhancements and will continue to make future enhancements to their internal control over financial reporting. There has been no change in the Companies' internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Companies' internal control over financial reporting.


                        Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Companies, reference is made to the information under the following items and captions of the Companies' respective combined Annual Report on Form 10-K for the year ended December 31, 2005: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Item 8, Financial Statements and Supplementary Data in Notes 3 and 10. Reference is also made to the matters described in Notes 2 and 6 of Part 1, Item 1 of the Companies' Quarterly Report on Form 10-Q for the three months ended March 31, 2006, and Notes 2 and 6 of the Notes to Financial Statements in Part I, Item 1 of this 10-Q. Except as described herein, to date, the proceedings reported in the Companies' respective combined Annual Report on Form 10-K have not changed materially.

Other

In the normal course of business, other lawsuits, claims, environmental actions, and other governmental proceedings arise against the Companies.
To the extent that damages are assessed in any of these lawsuits, the Companies believe that their insurance coverage is adequate. Management, after consultation with legal counsel, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims will have a material adverse effect on LG&E's or KU's financial position or results of operations, respectively.

Item 1A. Risk Factors.

LG&E and KU currently anticipate withdrawal from the MISO effective September 1, 2006. The resulting changes to transmission and wholesale power market structures and prices are not completely estimable and may result in unforeseen effects on costs or revenues. As required by the FERC, in connection with their exit, the Companies have engaged two independent third parties to perform certain oversight and functional control activities relating to transmission and related activities. The Companies will save certain MISO membership costs and charges, but will incur an exit fee and fees related to the new transmission service vendors. The Companies believe that, over time, the benefits and savings from an exit of the MISO will outweigh the costs and expenses. However, until post-MISO market conditions and operations have matured, the effects on financial condition, liquidity or results of operations will remain difficult to fully predict.

See Note 2 of LG&E's and KU's Notes to Financial Statements in Part I, Item 1 of this 10-Q.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Applicable to Form
         10-Q of

Exhibit
No. LG&E  KU   Description

4.1       X    Loan Agreement dated June 23, 2006 between
               Kentucky Utilities Company and Fidelia Corporation. [Filed as Exhibit 4.1 to KU's Current Report on Form 8-K dated June
               23, 2006 and incorporated by reference herein.]

4.2       X    Copy of Promissory Note from KU to
               Fidelia Corporation, dated as of June 23, 2006.  [Filed as
               Exhibit 4.2 to KU's Current Report on Form 8-K dated June
               23, 2006 and incorporated by reference herein.]

31.1  X        Certification of Chairman of the Board, President and Chief
               Executive Officer, pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002
31.2  X        Certification of Chief Financial Officer, pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
31.3      X    Certification of Chairman of the Board, President and Chief
               Executive Officer, pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002
31.4      X    Certification of Chief Financial Officer, pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
32    X   X    Certification pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002

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


Louisville Gas and Electric Company
Registrant


Date:  August 14, 2006          /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  August 14, 2006          /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)