Form 10-Q
period 2006-09-30
LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO
filed 2006-11-13
CIK 60549, 55387

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2006

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

Louisville Gas and Electric Company - 21,294,223 shares, without par value, as of October 31, 2006, all held by E.ON U.S. LLC

Kentucky Utilities Company - 37,817,878 shares, without par value, as of October 31, 2006, all held by E.ON U.S. LLC

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information related to the other registrants.


                          INDEX OF ABBREVIATIONS


AG                    Attorney General of Kentucky
ARO                   Asset Retirement Obligation
CAIR                  Clean Air Interstate Rule
CAMR                  Clean Air Mercury Rule
CCN                   Certificate of Public Convenience and Necessity
Company               LG&E or KU, as applicable
Companies             LG&E and KU
DOE                   Department of Energy
ECR                   Environmental Cost Recovery
EEI                   Electric Energy, Inc.
E.ON                  E.ON AG
E.ON U.S.             E.ON U.S. LLC (formerly LG&E Energy LLC and LG&E
                      Energy Corp.)
E.ON U.S. Services    E.ON U.S. Services Inc. (formerly LG&E Energy
                      Services Inc.)
EPA                   U.S. Environmental Protection Agency
EPAct 2005            Energy Policy Act of 2005
FAC                   Fuel Adjustment Clause
FASB                  Financial Accounting Standards Board
FERC                  Federal Energy Regulatory Commission
Fidelia               Fidelia Corporation (an E.ON affiliate)
FIN                   FASB Interpretation No.
FGD                   Flue Gas Desulfurization
IMEA                  Illinois Municipal Electric Agency
IMPA                  Indiana Municipal Power Agency
IRS                   Internal Revenue Service
Kentucky Commission   Kentucky Public Service Commission
KU                    Kentucky Utilities Company
LIBOR                 London Interbank Offer Rate
LG&E                  Louisville Gas and Electric Company
MISO                  Midwest Independent Transmission System
                      Operator, Inc.
Moody's               Moody's Investor Services, Inc.
Mw                    Megawatts
NOx                   Nitrogen Oxide
PUHCA 1935            Public Utility Holding Company Act of 1935
PUHCA 2005            Public Utility Holding Company Act of 2005
RSG MWP               Revenue Sufficiency Guarantee Make Whole Payment
S&P                   Standard & Poor's Rating Services
SEC                   Securities and Exchange Commission
SFAS                  Statement of Financial Accounting Standards
SO2                   Sulfur Dioxide
VDT                   Value Delivery Team Process
Virginia Commission   Virginia State Corporation Commission

                             TABLE OF CONTENTS
                                  PART I
 Item 1. Financial Statements (Unaudited)
      Louisville Gas and Electric Company
       Statements of Income                                             1
       Statements of Retained Earnings                                  1
       Balance Sheets                                                   2
       Statements of Cash Flows                                         4
       Statements of Comprehensive Income                               5
      Kentucky Utilities Company
       Statements of Income                                             6
       Statements of Retained Earnings                                  6
       Balance Sheets                                                   7
       Statements of Cash Flows                                         9
       Statements of Comprehensive Income                              10
       Notes to Financial Statements                                   11
 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           26
 Item 3. Quantitative and Qualitative Disclosures About Market Risk    38
 Item 4. Controls and Procedures                                       40

                                  PART II

 Item 1. Legal Proceedings.                                            41
 Item 1A.Risk Factors.                                                 41
 Item 2. Unregistered Sales of Equity Securities and
	   Use of Proceeds.                  		     	       41
 Item 4. Submission of Matters to a Vote of Security Holders.          42
 Item 5. Other Information                                             43
 Item 6. Exhibits                                                      44
         Signatures                                                    45
         Exhibits                                                      46



Part I.  Financial Information - Item 1.  Financial Statements (Unaudited)


                   Louisville Gas and Electric Company
                     Statements of Income (Unaudited)
                              (Millions of $)

                                         Three Months       Nine Months
                                            Ended              Ended
                                        September 30,      September 30,
                                         2006     2005       2006    2005
OPERATING REVENUES:
Electric                                 $269     $284       $704    $741
Gas                                        34       35        288     260
     Total operating revenues             303      319        992   1,001

OPERATING EXPENSES:
Fuel for electric generation               86       80        221     208
Power purchased                            26       34         81     101
Gas supply expenses                        19       20        219     192
Other operation and maintenance expenses   70       88        212     227
Depreciation and amortization              31       31         92      93
     Total operating expenses             232      253        825     821

OPERATING INCOME                           71       66        167     180

Other (income) - net                       (2)       -         (1)      -
Interest expense (Note 3)                   8        6         22      17
Interest expense to affiliated
companies (Note 8)                          3        3          9       9

INCOME BEFORE INCOME TAXES                 62       57        137     154

Federal and state income taxes             22       15         47      50

NET INCOME                                $40      $42        $90    $104

The accompanying notes are an integral part of these financial statements.


                Statements of Retained Earnings (Unaudited)
                              (Millions of $)

                                          Three Months        Nine Months
                                              Ended              Ended
                                          September 30,       September 30,
                                          2006     2005       2006    2005

Balance at beginning of period           $609      $555       $621    $534
Net income                                 40        42         90     104
     Subtotal                             649       597        711     638
Cash dividends declared on stock:
Cumulative preferred                        -        -           2       2
Common                                     35        -          95      39
     Subtotal                              35        -          97      41
Balance at end of period                 $614      $597       $614    $597

The accompanying notes are an integral part of these financial statements.


                    Louisville Gas and Electric Company
                              Balance Sheets
                                (Unaudited)
                              (Millions of $)



ASSETS                                           September   December
                                                    30,         31,
                                                   2006        2005
Current Assets:
Cash and cash equivalents                            $5          $7
Accounts receivable - less reserves of $1
million as of September 30, 2006 and
December 31, 2005                                   111         231
Accounts receivable from affiliated
companies (Note 8)                                   26          36
Materials and supplies:
     Fuel (predominantly coal)                       43          39
     Gas stored underground                          87         125
     Other materials and supplies                    29          28
Prepayments and other current assets                  8           6
     Total current assets                           309         472

Utility plant:
At original cost                                  4,108       4,049
Less:  reserve for depreciation                   1,541       1,509
     Net utility plant                            2,567       2,540

Deferred debits and other assets:
Restricted cash                                       9          10
Unamortized debt expense                              8           8
Regulatory assets (Note 2)                           93          84
Intangible pension asset                             31          31
Other assets                                          -           1
     Total deferred debits and other assets         141         134

Total assets                                     $3,017      $3,146

The accompanying notes are an integral part of these financial statements.


                    Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                                (Unaudited)
                              (Millions of $)

LIABILITIES AND EQUITY                           September   December
                                                    30,         31,
                                                   2006        2005
Current liabilities:
Current portion of long-term debt                  $248        $248
Notes payable to affiliated companies (Note
5 and Note 8)                                        52         141
Accounts payable                                     86         141
Accounts payable to affiliated companies
(Note 8)                                             43          52
Accrued income taxes                                  8           6
Customer deposits                                    18          17
Other current liabilities                            29          15
     Total current liabilities                      484         620

Long-term debt:
Long-term debt (Note 5)                             328         328
Long-term debt to affiliated company (Note
5 and Note 8)                                       225         225
Mandatorily redeemable preferred stock               19          20
     Total long-term debt                           572         573

Deferred credits and other liabilities:
Accumulated deferred income taxes - net             315         322
Investment tax credit, in process of
amortization                                         39          42
Accumulated provision for pensions and
related benefits                                    131         143
Customer advances for construction                   10          10
Asset retirement obligation                          28          27
Regulatory liabilities (Note 2):
     Accumulated cost of removal of utility
     plant                                          230         219
     Regulatory liability deferred income
     taxes                                           47          42
     Other regulatory liabilities                    41          20
Other liabilities                                    28          31
     Total deferred credits and other
     liabilities                                    869         856

Cumulative preferred stock
                                                     70          70
Common equity:
Common stock, without par value -
     Authorized 75,000,000 shares,
     outstanding 21,294,223 shares                  424         424
Additional paid-in capital                           40          40
Accumulated comprehensive loss                      (56)        (58)
Retained earnings                                   614         621
     Total common equity                          1,022       1,027

Total liabilities and equity                     $3,017      $3,146

The accompanying notes are an integral part of these financial statements.


                    Louisville Gas and Electric Company
                         Statements of Cash Flows
                                (Unaudited)
                              (Millions of $)
                                                   Nine Months Ended
                                                     September 30,
                                                   2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 90          $104
Items not requiring cash currently:
     Depreciation and amortization                   92            93
     Deferred income taxes                           (3)           (8)
     VDT amortization                                 7            23
     Other                                           (3)           (4)
Changes in current assets and liabilities:
     Accounts receivable                            120            68
     Accounts receivable from affiliated
     companies                                       10           (32)
     Fuel                                            (4)           (7)
     Gas stored underground                          38           (29)
     Other changes in current assets                 (3)          (13)
     Accounts payable                               (55)            1
     Accounts payable to affiliated companies        (9)           26
     Accrued income taxes                             2            (6)
     Other changes in current liabilities            15           (16)
Pension funding (Note 4)                            (18)            -
Gas supply clause receivable, net                    32            (3)
MISO exit                                           (13)            -
Other                                               (10)           (8)
     Net cash provided by operating
     activities                                     288           189

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                          (104)          (95)
Change in restricted cash                             1            (1)
     Net cash used for investing activities        (103)          (96)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt                            -            39
Retirement of long-term debt                         (1)          (40)
Repayment of long-term borrowings from
affiliated company (Note 8)                           -           (50)
Repayment of short-term borrowings from
affiliated company (Note 5)                         (89)           (2)
Payment of dividends                                (97)          (41)
     Net cash used for financing activities        (187)          (94)

CHANGE IN CASH AND CASH EQUIVALENTS                  (2)           (1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                7             7
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $5            $6

The accompanying notes are an integral part of these financial statements.


                    Louisville Gas and Electric Company
                    Statements of Comprehensive Income
                                (Unaudited)
                              (Millions of $)


                                             Three               Nine
                                         Months Ended        Months Ended
                                         September 30,       September 30,
                                         2006     2005       2006    2005


Net income                                $40      $42        $90    $104
Income Taxes - Minimum Pension
Liability                                   -        -          -      (1)
Gain (loss) on derivative instruments
and hedging activities - net of tax
benefit (expense) of $4 million,
$(3) million, $(1) million and $1
million, respectively (Note 4)             (6)       5          2      (1)
Comprehensive income (loss), net of
tax                                        (6)       5          2      (2)

Comprehensive income                      $34      $47        $92    $102

The accompanying notes are an integral part of these financial statements.


                        Kentucky Utilities Company
                           Statements of Income
                                (Unaudited)
                              (Millions of $)

                                         Three Months        Nine Months
                                            Ended               Ended
                                         September 30,      September 30,
                                         2006     2005       2006    2005

OPERATING REVENUES                       $342     $347       $911    $899

OPERATING EXPENSES:
Fuel for electric generation              130      119        325     290
Power purchased                            49       65        140     161
Other operation and maintenance
expenses                                   63       80        195     207
Depreciation and amortization              29       28         86      86
     Total operating expenses             271      292        746     744

OPERATING INCOME                           71       55        165     155

Other (income) - net                      (13)      (2)       (26)     (5)
Interest expense (Note 3)                   4        3         11      10
Interest expense to affiliated
companies (Note 5 and Note 8)               6        4         17      12

INCOME BEFORE INCOME TAXES                 74       50        163     138

Federal and state income taxes             25       18         54      51

NET INCOME                                $49      $32       $109     $87

The accompanying notes are an integral part of these financial statements.


                      Statements of Retained Earnings
                                (Unaudited)
                              (Millions of $)

                                          Three Months        Nine Months
                                             Ended              Ended
                                         September 30,      September 30,
                                         2006     2005       2006    2005

Balance at beginning of period           $778     $674       $718    $660
Net income                                 49       32        109      87
     Subtotal                             827      706        827     747
Cash dividends declared on stock:
Cumulative preferred                        -        1          -       2
Common                                      -       10          -      50
     Subtotal                               -       11          -      52
Balance at end of period                 $827     $695       $827    $695

The accompanying notes are an integral part of these financial statements.


                        Kentucky Utilities Company
                              Balance Sheets
                                (Unaudited)
                              (Millions of $)

                                                 September   December
ASSETS                                              30,         31,
                                                   2006        2005

Current assets:
Cash and cash equivalents                            $5          $7
Restricted cash                                      15          22
Accounts receivable - less reserves of $2
million as of September 30, 2006
and December 31, 2005                               118         135
Accounts receivable from affiliated
companies (Note 8)                                   14          32
Materials and supplies:
     Fuel (predominantly coal)                       59          55
     Other materials and supplies                    35          32
Prepayments and other current assets                  8           5
     Total current assets                           254         288

Other property and investments -
less reserves of less than $1 million as
of September 30, 2006 and December 31, 2005          24          23

Utility plant:
At original cost                                  4,057       3,847
Less: reserve for depreciation                    1,552       1,508
     Net utility plant                            2,505       2,339

Deferred debits and other assets:
Unamortized debt expense                              6           5
Regulatory assets (Note 2)                          101          58
Cash surrender value of key man life
insurance                                            34          32
Intangible pension asset                              8           8
Other assets                                          -           3
     Total deferred debits and other assets         149         106
Total assets                                     $2,932      $2,756

The accompanying notes are an integral part of these financial statements.


			Kentucky Utilities Company
                          Balance Sheets (cont.)
                                (Unaudited)
                              (Millions of $)

                                                 September   December
LIABILITIES AND EQUITY                              30,         31,
                                                   2006        2005

Current liabilities:
Current portion of long-term debt                  $140        $123
Notes payable to affiliated companies (Note
5 and Note 8)                                        59          70
Accounts payable                                     91          89
Accounts payable to affiliated companies
(Note 8)                                             76          53
Accrued income taxes                                  -          13
Customer deposits                                    18          17
Other current liabilities                            30          18
     Total current liabilities                      414         383

Long-term debt:
Long-term debt (Note 5)                             203         240
Long-term debt to affiliated company (Note
5 and Note 8)                                       433         383
     Total long-term debt                           636         623

Deferred credits and other liabilities:
Accumulated deferred income taxes - net             279         274
Accumulated provision for pensions and
related benefits                                    101          92
Asset retirement obligation                          28          27
Regulatory liabilities (Note 2):
     Accumulated cost of removal of
     utility plant                                  294         281
     Regulatory liability deferred income
     taxes                                           19          23
     Other regulatory liabilities                    11          11
Other liabilities                                    19          20
     Total deferred credits and other
     liabilities                                    751         728

Common equity:
Common stock, without par value -
 Authorized 80,000,000 shares, outstanding
 37,817,878 shares                                  308         308
Additional paid-in capital                           15          15
Accumulated comprehensive loss                      (19)        (19)
Retained earnings                                   812         704
Undistributed subsidiary earnings                    15          14
Total retained earnings                             827         718
     Total common equity                          1,131       1,022

Total liabilities and equity                     $2,932      $2,756

The accompanying notes are an integral part of these financial statements.


			Kentucky Utilities Company
                         Statements of Cash Flows
                                (Unaudited)
                              (Millions of $)

                                                    Nine Months Ended
                                                      September 30,
                                                    2006         2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $109          $87
Items not requiring cash currently:
     Depreciation and amortization                    86           86
     Deferred income taxes                             1            6
     VDT amortization                                  3            9
     Other                                            10           (3)
Changes in current assets and liabilities:
     Accounts receivable                              17           22
     Accounts receivable from affiliated
     companies                                        18          (29)
     Fuel                                             (4)           2
     Other changes in current assets                  (6)          (4)
     Accounts payable                                  2          (10)
     Accounts payable to affiliated companies         23           25
     Accrued income taxes                            (13)          (6)
     Other changes in current liabilities             13          (13)
Fuel adjustment clause receivable, net               (24)         (18)
MISO exit                                            (20)           -
Other                                                 (7)           4
     Net cash provided by operating activities       208          158

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                           (236)         (77)
Change in restricted cash                              7          (13)
     Net cash used for investing activities         (229)         (90)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of first mortgage bonds (Note 5)          (36)         (50)
Issuance of pollution control bonds                   16           14
Long-term borrowings from affiliated company
(Note 5)                                              50           50
Repayment of short-term borrowings from
affiliated company (Note 5)                          (11)          (3)
Repayment of other borrowings                          -          (27)
Payment of dividends                                   -          (52)
     Net cash used for financing activities           19          (68)

CHANGE IN CASH AND CASH EQUIVALENTS                   (2)           -
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                 7            4
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $5           $4

The accompanying notes are an integral part of these financial statements.


                        Kentucky Utilities Company
                    Statements of Comprehensive Income
                                (Unaudited)
                              (Millions of $)


                                          Three Months        Nine Months
                                             Ended              Ended
                                         September 30,       September 30,
                                         2006     2005       2006    2005

Net income                                $49      $32       $109     $87
Comprehensive income, net of tax            -        -          -       -

Comprehensive income                      $49      $32       $109     $87

The accompanying notes are an integral part of these financial statements.


                   Louisville Gas and Electric Company
                       Kentucky Utilities Company
                      Notes to Financial Statements
                               (Unaudited)

1. General

   The unaudited financial statements include the accounts of the Companies. The common stock of each Company is wholly-owned by E.ON U.S. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of financial position, results of operations, retained earnings, comprehensive income and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading.

   See the Companies' Annual Reports on Form 10-K for the year ended December 31, 2005, for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Companies.

   KU INVESTMENT IN EEI

   Other property and investments on the KU balance sheet consists largely of KU's investment in EEI, which was $17 million at September 30, 2006 and $16 million at December 31, 2005. KU owns 20% of the common stock of EEI, which owns and operates a 1,000-Mw generating station in southern Illinois. Prior to 2006, KU was entitled to take 20% of the available capacity of the station under a pricing formula comparable to the cost of other power generated by KU. This contract governing the purchases from EEI terminated on December 31, 2005. Subsequent to December 31, 2005, EEI has sold power under general market-based pricing and terms, generating increases in EEI earnings in 2006.

   KU's investment in EEI is accounted for under the equity method of accounting and, accordingly, as EEI earnings have increased significantly in 2006, KU's equity in EEI earnings has also increased and is recorded in other income on the income statement. For the three and nine months ended September 30, 2006, KU's equity in EEI earnings was $9 million and $22 million, respectively, as compared with less than $1 million and $2 million, respectively, for the comparable periods in 2005.

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

   In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 is effective for fiscal years ending after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Companies are now analyzing the future impacts of SFAS No. 157 on results of operations and financial condition.

   In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 for employers with publicly traded equity securities, and for employers controlled by entities with publicly traded equity securities, which is applicable for LG&E and KU. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or a liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires employers to measure the funded status of a plan as of the date of its year-end balance sheet. This statement amends SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions and SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The Companies are now analyzing the future impacts of SFAS No. 158 on results of operations and financial condition.

2. Rates and Regulatory Matters

   For a description of each line item of regulatory assets and liabilities for the Companies, reference is made to Part I, Item 8, Financial Statements and Supplementary Data, Note 3 of the Companies' Annual Reports on Form 10-K for the year ended December 31, 2005.

   The following regulatory assets and liabilities were included in LG&E's Balance Sheets as of September 30, 2006 and December 31, 2005:

                    Louisville Gas and Electric Company
                                (Unaudited)
                                                 September   December
    (in millions)                                   30,         31,
                                                   2006        2005

    ARO                                             $23         $20
    Unamortized loss on bonds                        20          21
    Gas supply adjustments                           18          29
    MISO exit                                        13           -
    FAC                                              10           -
    ECR                                               5           2
    VDT                                               -           7
    Other                                             4           5
    Total regulatory assets                         $93         $84

    Accumulated cost of removal of utility
    plant                                          $230        $219
    Deferred income taxes - net                      47          42
    Gas supply adjustments                           38          17
    Other                                             3           3
    Total regulatory liabilities                   $318        $281

   In addition to generally earning applicable returns on approved assets, LG&E currently earns a return on all regulatory assets, excluding the ARO regulatory assets, gas supply adjustments, MISO exit and the FAC. The ARO regulatory assets earn no current return and will be offset against the associated regulatory liability (included in other regulatory liabilities), ARO asset and ARO liability at the time the underlying asset is retired. The gas supply adjustments and the FAC have separate recovery mechanisms with recovery within twelve months. The MISO exit amount represents the fee accrued at September 30, 2006 to record the applicable costs relating to the withdrawal from MISO membership. LG&E expects to seek recovery of this asset in future proceedings with the Kentucky Commission. See Note 9, Subsequent Events.

   The increase in the gas supply adjustments net liability for the nine months ended September 30, 2006 reflects over-recovery of gas supply costs, which are in the process of being refunded to customers. The increase in FAC for the nine months ended September 30, 2006 is due to the higher cost of fuel being passed on to customers. The decrease in VDT for the nine months ended September 30, 2006 is due to the completion of the amortization of the VDT in the first quarter of 2006.

   The following regulatory assets and liabilities were included in KU's Balance Sheets as of September 30, 2006 and December 31, 2005:

                        Kentucky Utilities Company
                                (Unaudited)

                                                 September   December
    (in millions)                                   30,         31,
                                                   2006        2005

    ARO                                             $22         $20
    Unamortized loss on bonds                        11          11
    MISO exit                                        20           -
    FAC                                              36          12
    ECR                                               6           4
    VDT                                               -           3
    Other                                             6           8
    Total regulatory assets                        $101         $58

    Accumulated cost of removal of utility
    plant                                          $294        $281
    Deferred income taxes - net                      19          23
    Other                                            11          11
    Total regulatory liabilities                   $324        $315

   In addition to generally earning applicable returns on approved assets, KU currently earns a return on all regulatory assets, excluding the ARO regulatory assets, MISO exit and the FAC. The ARO regulatory assets earn no current return and will be offset against the associated regulatory liability (included in other regulatory liabilities), ARO asset and ARO liability at the time the underlying asset is retired. The FAC has a separate recovery mechanism with recovery within twelve months. The MISO exit amount represents the fee accrued at September 30, 2006 to record the applicable costs relating to the withdrawal from MISO membership. KU expects to seek recovery of this asset in future proceedings with the Kentucky Commission. See Note 9, Subsequent Events.

   The increase in FAC for the nine months ended September 30, 2006 is due to the higher cost of fuel being passed on to customers. The decrease in VDT for the nine months ended September 30, 2006 is due to the completion of the amortization of the VDT in the first quarter of 2006.

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

   In December 2005, the Kentucky Commission issued an order noting completion of its inquiry, including review of the AG's investigative report. The order concluded that no improper communications occurred during the rate proceeding. The order further established a procedural schedule through the first quarter of 2006 for considering the sole issue for which rehearing was granted: state income tax rates used in calculating the granted rate increase. On March 31, 2006, the Kentucky Commission issued an order resolving this issue in the Companies' favor consistent with the original rate increase order.

   The Companies believe no improprieties have occurred in their communications with the Kentucky Commission and have cooperated in the proceedings before the AG and the Kentucky Commission. The Companies are currently unable to predict whether there will be any additional actions or consequences as a result of the AG's report and investigation.

   MISO EXIT

   Following receipt of applicable FERC, Kentucky Commission and other regulatory orders, LG&E and KU withdrew from the MISO effective September 1, 2006. Specific proceedings regarding the costs and benefits of the MISO and exit matters had been underway since July 2003. Since their exit from the MISO, the Companies have been operating under a FERC-approved open access-transmission tariff providing for a return on equity of 10.88%. The Companies have further contracted with the Tennessee Valley Authority to act as their Reliability Coordinator and Southwest Power Pool, Inc. to function as the Companies' Independent Transmission Operator, pursuant to FERC requirements, with respect to transmission matters.

   The Companies and the MISO have agreed upon overall calculation methods for the contractual exit fee to be paid by the Companies following their withdrawal. In September 2006, the MISO submitted an initial invoice for approximately $33 million for the exit fee, which the Companies have allocated approximately $13 million to LG&E and $20 million to KU. The Companies and the MISO continue to discuss the specifics of the exit fee calculation. The outcome of these discussions and the eventual settlement of any disputed amount cannot be estimated at this time. Orders of the Kentucky Commission approving the Companies' exit from the MISO have authorized the establishment of a regulatory asset for the exit fee, subject to adjustment for possible future MISO credits, and a regulatory liability for certain revenues associated with former MISO Schedule 10 charges, which may continue to be collected via base rates. The treatment of the regulatory asset and liability will be determined in the Companies' next rate cases, however, the Companies historically have received approval to recover regulatory assets and liabilities.

   See also Note 9, Subsequent Events.

   FAC

   On February 15, 2006, KU filed an application with the Virginia Commission seeking approval of an increase of approximately $6 million in its fuel cost factor to reflect higher fuel costs incurred during 2005, and anticipated to be incurred in 2006. The Virginia Commission approved KU's request on April 5, 2006.

   In July 2006, the Kentucky Commission initiated routine periodic reviews of the FAC for the Companies. The Kentucky Commission issued Orders for both Companies on November 8, 2006, approving the charges and credits billed through the FAC during the review period.

   ECR

   In June 2006, the Companies filed applications to amend their ECR plans with the Kentucky Commission seeking approval to recover investments in environmental upgrades at the Companies' generating facilities. The estimated capital cost of the upgrades for the years 2006 through 2008 is approximately $324 million ($48 million for LG&E and $276 million for KU), of which $226 million is for the Air Quality Control System at Trimble County Unit 2 ($43 million for LG&E and $183 million for KU) and $95 million is for KU's Ghent Unit 2 Selective Catalytic Reduction. The estimated total capital cost of the upgrades is $364 million. A final order is expected to be issued by the end of 2006.

   In April 2006, the Kentucky Commission initiated routine periodic reviews of the ECR mechanisms for the Companies. Hearings have been completed and the Kentucky Commission's Order is expected before year-end.

   In December 2004, the Companies filed applications with the Kentucky Commission for approval of a CCN to construct new SO2 control technology (FGDs) at KU's Ghent and Brown stations, and to amend LG&E's compliance plan to allow recovery of new and additional environmental compliance facilities. The estimated capital cost of the additional facilities for 2006 through 2008 is approximately $840 million ($40 million for LG&E and $800 million for KU), of which $680 million is for the KU FGDs at Brown and Ghent. Hearings in these cases occurred during May 2005 and final orders were issued in June 2005, granting approval of the CCN and amendments to the Companies' compliance plans. In October 2006, the Kentucky Commission commenced an inquiry into elements of KU's planned construction of one of its three new FGDs at the Ghent generating station. See also Note 9, Subsequent Events.

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

   MARKET-BASED RATE AUTHORITY

   Beginning in April 2004, the FERC initiated proceedings to modify its methods used to assess generation market power and has established more stringent interim market screen tests. During 2005, in connection with the Companies' tri-annual market-based rate tariff renewals, the FERC continued to contend that the Companies failed such market screens in certain regions. The Companies disputed this contention and, in January 2006, in an attempt to resolve the matter, the Companies submitted proposed tariff schedules to the FERC containing a mitigation mechanism with respect to applicable power sales into the control area of Big Rivers Electric Corporation ("BREC") in western Kentucky, where Western Kentucky Energy Corp., an affiliate of the Companies, maintains a long-term contractual relationship with BREC. Under the proposed tariff schedule, prices for such sales would be capped at a relevant MISO power pool index price. Upon the Companies' exit from the MISO, the FERC contended that they would have market power in their own joint control area, potentially requiring a similar mitigation mechanism for power sales into such region. In July 2006, the FERC issued an order in the Companies' market-based rate proceeding accepting the Companies' further proposal to address certain market power issues the FERC had claimed would arise upon an exit from the MISO. In particular, the Companies received permission to sell power at market-based rates at the interface of control areas in which they may be deemed to have market power, subject to a restriction that such power not be collusively re-sold back into such control areas. Certain general FERC proceedings continue with respect to market-based rate matters, and the Companies' market-based rate authority is subject to such future developments.

   Additionally, recent FERC decisions in certain other market-based rate proceedings have proposed or required cost-based, rather than market index, price caps. The Companies cannot predict the ultimate impact of the current or potential mitigation mechanisms on their future wholesale power sales.

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


3. Financial Instruments

   INTEREST RATE SWAPS (hedging derivatives)

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

   As of September 30, 2006, LG&E was party to various interest rate swap agreements with aggregate notional amounts of $211 million. Under these swap agreements, LG&E paid fixed rates averaging 4.38% and received variable rates based on LIBOR or the Bond Market Association's municipal swap index averaging 3.67% at September 30, 2006. The swap agreements in effect at September 30, 2006, have been designated as cash flow hedges and mature on dates ranging from 2020 to 2033. The hedges have been deemed to be fully effective resulting in a pretax gain of $3 million for the nine months ended September 30, 2006, recorded in comprehensive income. Upon expiration of these hedges, the amount recorded in comprehensive income will be reclassified into earnings. The amounts expected to be reclassified from comprehensive income to earnings in the next twelve months are immaterial. A deposit in the amount of $9 million, used as collateral for the $83 million interest rate swap, is classified as restricted cash on LG&E's Balance Sheet. The amount of the deposit required is tied to the market value of the swap.

   As of September 30, 2006, KU was party to an interest rate swap agreement with a notional amount of $53 million. Under this swap agreement, KU paid variable rates based on LIBOR averaging 7.48%, and received fixed rates averaging 7.92% at September 30, 2006. The swap agreement in effect at September 30, 2006 has been designated as a fair value hedge and matures in 2007. At September 30, 2006, the effect of marking this financial instrument and the underlying debt to market resulted in pretax gains recorded in interest expense of less than $1 million.

   Interest rate swaps hedge interest rate risk on the underlying debt. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, in addition to swaps being marked to market, the item being hedged using a fair value hedge must also be marked to market. Consequently at September 30, 2006, KU's debt reflects a mark-to-market adjustment of less than $1 million.

   At September 30, 2006, the Companies' percentage of debt having a variable rate, including the impact of interest rate swaps, was 48% ($415 million) for LG&E and 48% ($401 million) for KU.

   ENERGY TRADING AND RISK MANAGEMENT CONTRACTS (non-hedging derivatives)

   The Companies conduct energy trading and risk management activities to maximize the value of power sales from physical assets they own. Certain energy trading activities are accounted for on a mark-to-market basis in accordance with SFAS No. 133, as amended. The mark-to-market adjustment as of September 30, 2006 generated an increase in other income for each Company of approximately $2 million during the third quarter of 2006.

   The fair values of the Companies' energy trading and risk management contracts as of September 30, 2006 were each approximately $4 million, recorded in other assets on the balance sheets of each Company. The fair values at September 30, 2005, were less than $1 million each. No changes to valuation techniques for energy trading and risk management activities occurred during 2006 or 2005. All contracts outstanding at September 30, 2006, have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

4. Pension and Other Post-retirement Benefit Plans

   The following table provides the components of net periodic benefit cost for pension and other benefit plans for the three and nine months ended September 30, 2006 and 2005:

                              Three Months Ended     Nine Months Ended
                                September 30,          September 30,
                               2006       2005        2006       2005
   (in millions)            LG&E   KU  LG&E   KU   LG&E  KU   LG&E  KU
   Pension and Other
   Benefit Plans
   Components of net
   period benefit cost
     Service cost            $2    $2   $1    $2    $5   $6    $4   $6
     Interest cost            6     5    5     6    17   13    17   14
     Expected return on
     plan assets             (6)   (4)  (5)   (5)  (16) (12)  (16) (13)
     Amortization of prior
     service cost             1     1    1     -     3    2     4    1
     Recognized actuarial
     loss                     1     1    1     1     3    3     2    2
   Total net period benefit
   cost                      $4    $5   $3    $4   $12  $12   $11  $10

   LG&E made a discretionary contribution to the pension plan of $18 million in January 2006. LG&E made no contributions during 2005. KU made no contributions to the pension plan in 2006 or 2005.

5. Short-Term and Long-Term Debt

   Under the provisions for LG&E's variable-rate pollution control bonds, Series S, T, U, BB, CC, DD and EE, and KU's variable-rate pollution control bonds Series 10, 12, 13, 14 and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the balance sheets. The average annualized interest rate for these bonds during the nine months ending September 30, 2006 was 3.47% for LG&E and 3.50% for KU.

   During June 2006, LG&E renewed five revolving lines of credit with banks totaling $185 million. There was no outstanding balance under any of these facilities at September 30, 2006. LG&E expects to renew these facilities prior to their expiration in June 2007.

   LG&E, KU and E.ON U.S. participate in an intercompany money pool agreement. Details of the balances at September 30, 2006 and December 31, 2005 were as follows:


                        Total Money                           Average
                           Pool        Amount     Balance     Interest
                         Available  Outstanding  Available     Rate
    ($ in millions)
    September 30, 2006:
    LG&E                   $400         $  52       $348       5.27%
    KU                     $400         $  59       $341       5.27%

    December 31, 2005:
    LG&E                   $400         $ 141       $259       4.21%
    KU                     $400         $  70       $330       4.21%

   E.ON U.S. maintains a revolving credit facility totaling $200 million with an affiliated company, E.ON North America, Inc., to ensure funding availability for the money pool. The balance outstanding on this facility at September 30, 2006, was $52 million.

   Redemptions and maturities of long-term debt year-to-date through September 30, 2006, are summarized below:

    				   Principal
                                    Amount              Secured/
   Year    Company Description   (in millions) Rate     Unsecured  Maturity

   2006    LG&E     Mand. Red. Pref.
                    Stock             $1      5.875%    Unsecured  Jul 2006
   2006    KU       First mortgage
                    bonds            $36      5.99%     Secured    Jan 2006

   Issuances of long-term debt year-to-date through September 30, 2006, are summarized below:

                                   Principal
                                    Amount              Secured/
   Year    Company Description   (in millions) Rate     Unsecured  Maturity

   2006    KU      Fidelia note      $50       6.33%    Unsecured  Jun 2036
   2006    KU      Pollution
                   control bonds     $17       Variable Secured    Jun 2036

6. Commitments and Contingencies

   Except as may be discussed in this Quarterly Report on Form 10-Q (including Note 2), material changes have not occurred in the current status of various commitments or contingent liabilities from that discussed in the Companies' Annual Report on Form 10-K for the year ended December 31, 2005 (including in Notes 3 and 10 to the financial statements of the Companies contained therein) and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 (including in Notes 2 and 6 to the financial statements contained therein). See the above-referenced notes in the Companies' Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for information regarding such commitments or contingencies.

   TRIMBLE COUNTY UNIT 2

   In June 2006, the Companies, as 75% owners, entered into and delivered notice to proceed under an engineering, procurement and construction agreement with Bechtel Power Corporation ("Bechtel"), regarding construction of Trimble County Unit 2, valued at approximately $1.1 billion. IMEA and IMPA, as 25% owners, are also parties to the contract. The contract is generally in the form of a lump-sum, turnkey agreement for the design, engineering, procurement, construction, commissioning, testing and delivery of the project, according to designated specifications, terms and conditions. The contract price and its components are subject to a number of potential adjustments which may serve to increase or decrease the ultimate construction price paid or payable to the contractor. The contract also contains standard representations, covenants, indemnities, termination and other provisions for arrangements of this type, including termination for convenience or for cause rights. In general, termination by the owners for convenience or by the contractor due to owners' default will limit payment obligations to payment for work or incentives performed or earned to date and termination by owners due to contractor's default will similarly limit payment obligations, subject however to owners' rights with respect to cover damages and to certain collateral provided. In connection with this matter, the Companies dismissed their litigation against Bechtel regarding the contract previously commenced in April 2006 in United States District Court for the Western District of Kentucky.

   In June 2006, the Companies filed an application with the DOE requesting certification to be eligible for investment tax credits applicable to the construction of Trimble County Unit 2. The EPAct 2005 added a new 48A to the Internal Revenue Code, which provides for an investment tax credit to promote the commercialization of advanced coal technologies that will generate electricity in an environmentally responsible manner. The application requested up to the maximum amount of "advanced coal project" credit allowed per taxpayer, or $125 million, based on an estimate of 15% of projected qualifying Trimble County Unit 2 expenditures. In September and October 2006, the Companies submitted a follow-on application and additionally requested information to the IRS. IRS action on such applications would also be expected to occur during the fourth quarter of 2006. To the extent the Companies' application is ultimately accepted by the IRS, federal income tax credits may be claimed on eligible expenditures, as incurred.

   LOUISVILLE DOWNTOWN ARENA

   In August 2006, LG&E and the Louisville Arena Authority, Inc., a non-profit corporation (the "Authority") entered into a non-binding Memorandum of Understanding ("MOU") to transfer certain property and relocate certain LG&E facilities so that an LG&E-owned site, in part, could be used for the development and construction of a new multi-purpose arena in Louisville, Kentucky. The MOU contemplates the parties working in good faith toward completing definitive documents regarding the arena transaction. The MOU notes that the cost of relocating the LG&E facilities will be approximately $63 million and commits that the Authority arrange for the provision of state funds necessary for the relocation, as well as up to $10 million in state funds for the purchase of the property at fair market value. Assuming completion of definitive documents, the transfer of the property to the Authority is anticipated to occur before the end of 2008. In September 2006, the Kentucky Commission approved LG&E's application for authority to transfer applicable property as part of the arena transaction. In November 2006, the parties completed definitive documents relating to the arena transactions. See also Note 9, Subsequent Events.

   OMU LITIGATION

   In May 2004, the City of Owensboro, Kentucky and Owensboro Municipal Utilities (collectively "OMU") commenced a suit now removed to the U.S. District Court for the Western District of Kentucky, against KU concerning a long-term power supply contract (the "OMU Agreement") with KU. The dispute involves interpretational differences regarding issues under the OMU Agreement, including various payments or charges between KU and OMU and rights concerning excess power, termination and emissions allowances. The complaint seeks approximately $6 million in damages for periods prior to 2004 and OMU is expected to claim further amounts for later-occurring periods. OMU has additionally requested injunctive and other relief, including a declaration that KU is in material breach of the contract. KU has filed an answer in that court denying the OMU claims and presenting counterclaims. During 2005, the FERC declined KU's application to exercise exclusive jurisdiction over the matter. In July 2005, the district court resolved a summary judgment motion made by KU in OMU's favor, ruling that a contractual provision grants OMU the ability to terminate the contract without cause upon four years' prior notice, for which ruling KU retains certain rights to appeal. At this time the district court case is in the discovery stage and currently a trial date of January 2008 has been scheduled. In May 2006, OMU issued a notification of its intent to terminate the contract in May 2010, without cause, absent any earlier relief which may be permitted by the proceeding.

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

   The Companies are subject to SO2 and NOx emission limits on their electric generating units pursuant to the Clean Air Act. The Companies placed into operation significant NOx controls for their generating units prior to the 2004 summer ozone season. As of September 30, 2006, LG&E and KU have incurred total capital costs of approximately $187 million and $215 million, respectively, to reduce their NOx emissions to required levels. In addition, the Companies incur additional operating and maintenance costs in operating the new NOx controls. On March 10, 2005, the EPA issued the final CAIR which requires substantial additional reductions in SO2 and NOx emissions from electric generating units. The CAIR provides for a two-phased reduction program with Phase I reductions in NOx and SO2 emissions in 2009 and 2010, respectively, and Phase II reductions in 2015. On March 15, 2005, the EPA issued a related regulation, the final CAMR, which requires substantial mercury reductions from electric generating units. The CAMR also provides for a two-phased reduction, with the Phase I target in 2010 achieved as a "co-benefit" of the controls installed to meet the CAIR. Additional control measures will be required to meet the Phase II target in 2018. Both the CAIR and the CAMR establish a cap and trade framework, in which a limit is set on total emissions and allowances can be bought or sold on the open market to be used for compliance, unless the state chooses another approach. LG&E currently has FGDs on all its coal-fired units, but will continue to evaluate improvements to further reduce SO2 emissions.

   In order to meet these new regulatory requirements, KU has implemented a plan for adding significant additional SO2 controls to its generating units. Installation of additional SO2 controls will proceed on a phased basis, with construction of controls (i.e., FGDs) having commenced in September 2005 and continuing through the final installation and operation in 2009. KU estimates that it will incur $809 million in capital costs related to the construction of the FGDs to achieve compliance with current emission limits on a company-wide basis. Of this amount, $126 million has been incurred through September 30, 2006. In addition, KU will incur additional operating and maintenance costs in operating the new SO2 controls.

   The Companies are also monitoring several other air quality issues which may potentially impact coal-fired power plants, including the EPA's revised air quality standards for ozone and particulate matter and measures to implement the EPA's Clean Air Visibility Rule.

   During 2006, the EPA and state environmental authorities agreed to a tentative general settlement with KU and other parties regarding recovery of remediation and other costs relating to the former Tindall transformer scrap yard. KU's share of such overall settlement is less than $1 million. The tentative settlement remains subject to certain actions at the EPA and state levels, including completion of certain public notice and comment procedures, following which actions final regulatory approvals can commence.

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

   EMPLOYEES AND LABOR RELATIONS

   Effective August 1, 2006, KU and its employees represented by IBEW Local 2100 entered into a new three-year collective bargaining agreement. The new agreement provides for negotiated increases or changes to wages, benefits or other provisions and for annual wage re-openers.

   PENSION LEGISLATION

   The Pension Protection Act of 2006 was enacted in August 2006. Among other matters, this comprehensive legislation contains provisions applicable to defined benefit plans which generally (i) mandate 100% funding of current liabilities within seven years; (ii) increase tax-deduction levels regarding contributions; (iii) revise certain actuarial assumptions, such as mortality tables and discount rates; and
   (iv) raise federal insurance premiums and other fees for funded and distressed plans. The legislation also contains similar provisions relating to defined-contribution plans and qualified and non-qualified executive pension plans and other matters. The Companies are currently examining the potential impacts of the Pension Protection Act of 2006.

7. Segments of Business

   LG&E's revenues, net income and total assets by business segment for the three and nine months ended September 30, 2006 and 2005, follow:

                                          Three Months        Nine Months
                                             Ended              Ended
                                         September 30,      September 30,
   (in millions)                         2006     2005       2006    2005
   LG&E Electric
        Revenues                         $269     $284       $704    $741
        Net income                         43       45         86      99
        Total assets                    2,454    2,416      2,454   2,416

   LG&E Gas
        Revenues                           34       35        288     260
        Net income                         (3)      (3)         4       5
        Total assets                      563      551        563     551

   Total
        Revenues                          303      319        992   1,001
        Net income                         40       42         90     104
        Total assets                    3,017    2,967      3,017   2,967

   KU is an electric utility company. It does not provide natural gas service and, therefore, is presented as a single business segment.

8. Related Party Transactions

   LG&E, KU, subsidiaries of E.ON U.S., and other subsidiaries of E.ON engage in related-party transactions. These transactions are generally performed at cost and in accordance with applicable FERC, Kentucky Commission and Virginia Commission regulations. The significant related-party transactions are disclosed below.

   ELECTRIC PURCHASES

   The Companies' intercompany electric revenues and purchased power expense from affiliated companies for the three and nine months ended September 30, 2006 and 2005 were as follows:

                                  Three Months           Nine Months
                                    Ended                  Ended
                                 September 30,         September 30,
   (in millions)                 2006      2005        2006       2005
                             LG&E   KU  LG&E   KU   LG&E   KU  LG&E   KU
   Electric operating
   revenues from KU          $23     -   $15	-   $67     -   $62    -
   Electric operating
   revenues from LG&E          -    17     -   16     -    52     -   65
   Purchased power from KU 17 - 16 - 52 - 65 - Purchased power from LG&E - 23 - 15 - 67 - 62

  INTEREST CHARGES

  The Companies' intercompany interest income and expense for the three and nine months ended September 30, 2006 and 2005 were as follows:

                                  Three Months           Nine Months
                                     Ended                  Ended
                                 September 30,          September 30,
                                 2006       2005        2006       2005
   (in millions)              LG&E  KU   LG&E  KU    LG&E   KU   LG&E  KU
   Interest on money pool
   loans                       $-   $1    $-   $-     $1    $2    $1   $1
   Interest on Fidelia
   loans                        3    5     3    4      8    15     8   11

   OTHER INTERCOMPANY BILLINGS

   Other intercompany billings related to the Companies for the three and nine months ended September 30, 2006 and 2005 were as follows:

                                          Three Months        Nine Months
                                             Ended              Ended
                                         September 30,       September 30,
   (in millions)                         2006     2005       2006    2005
   E.ON U.S. Services billings to LG&E    $57      $53       $162    $161
   E.ON U.S. Services billings to KU       99       44        221     146
   LG&E billings to E.ON U.S. Services      1        1          4       6
   KU billings to E.ON U.S. Services        1        -          3       4
   LG&E billings to KU                     21       55         31      83
   KU billings to LG&E                     14        8         29      21

9. Subsequent Events

   In October 2006, the Companies paid approximately $33 million to the MISO pursuant to a revised MISO invoice regarding the exit fee and made related FERC compliance filings. The Companies' payment of this exit fee amount was with reservation of their rights to contest the amount, or components thereof, following a continuing review of its calculation and supporting documentation.

   In October 2006, E.ON U.S., LG&E and KU announced plans to provide up to $25 million over a period of up to twelve years to the FutureGen Industrial Alliance, Inc. ("FutureGen"), a non-profit consortium. FutureGen will conduct research, development and demonstration activities relating to advanced coal technologies, including proposed construction of the world's first coal-fired, "near zero emissions" power plant. Among the members of FutureGen are companies with interests in coal-fired electric power generation or coal production. FutureGen has signed an initial cooperative agreement with the DOE and expects to sign a full-scope cooperative agreement in 2007. Beyond their initial aggregate membership amount of $0.3 million, E.ON U.S. and the Companies have rights at sequential future times to terminate participation prior to incurring the obligation to contribute the relevant remaining contribution amounts. The next estimated contribution will be in the amount of $0.8 million during the remainder of 2006.

   In October 2006, KU entered into a $50 million long-term unsecured loan from Fidelia. The loan matures in October 2016, and has an interest rate of 5.675%.

   In October 2006, the Kentucky Commission commenced an inquiry into elements of KU's planned construction of one of its three new FGD's at the Ghent generating station. The proceeding requests additional information from KU regarding configuration details, expenditures and the proposed construction sequence applicable to future construction phases of the Ghent FGD project. The inquiry focuses on KU's proposal to complete the project in a manner which would result in connecting the final new FGD to the generating unit currently served by an existing FGD and reconnecting such existing FGD to the final remaining generating unit. Pursuant to various Kentucky Commission approvals, KU has built and operated an FGD on one generating unit since the mid-1990's and is in varying stages of construction or pre-construction on FGD's for the remaining three generating units at its Ghent plant. KU is currently unable to predict the outcome and ultimate impact, if any, of the Kentucky Commission's proceeding.

   In November 2006, the Kentucky Commission issued orders for both Companies regarding the routine periodic reviews approving the changes and credits billed through the FAC during the review period.

   In November 2006, LG&E completed certain agreements pursuant to its August 2006 MOU with the Authority regarding the proposed construction of an arena in downtown Louisville. LG&E entered into a relocation agreement providing for the reimbursement by the Authority to LG&E of the costs to be incurred in moving certain LG&E facilities related to the arena transaction, which costs are currently estimated to be
   approximately $63 million.   The parties further entered into a
   property sale contract providing for LG&E's sale of a downtown site to the Authority for approximately $10 million, which represents the appraised value of the parcel, less certain agreed demolition costs. The amounts specified in the contracts are subject to certain adjustments. Depending upon continuing progress in the proposed arena transaction generally, the transactions contemplated by the contracts are anticipated to occur between 2006 and 2010.



    Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.


                                  General

The following discussion and analysis by management focuses on those factors that had a material effect on the Companies' financial results of operations and financial condition during the three and nine month periods ended September 30, 2006, and should be read in connection with the financial statements and notes thereto.

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

                             Executive Summary

LG&E and KU, subsidiaries of E.ON U.S. (indirect subsidiaries of E.ON), are regulated public utilities. At September 30, 2006, LG&E supplied electricity to approximately 397,000 customers and natural gas to approximately 322,000 customers in Louisville and adjacent areas in Kentucky. At September 30, 2006, KU provided electricity to approximately 499,000 customers in 77 counties in central, southeastern and western Kentucky, to approximately 30,000 customers in southwestern Virginia and 5 customers in Tennessee. KU also sells wholesale electricity to 12 municipalities.

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

In a June 2004 order, the Kentucky Commission accepted the settlement agreements reached by the majority of the parties in the rate cases filed by the Companies in December 2003. Under the ruling, the LG&E utility base electric rates have increased $43 million (7.7%) and base natural gas rates have increased $12 million (3.4%) annually. Base electric rates at KU have increased $46 million (6.8%) annually. The rate increases took effect on July 1, 2004. The 2004 increases were the first increases in electric base rates for the Companies in 13 and 20 years, respectively; the previous natural gas rate increase for the LG&E gas utility took effect in September 2000.
The Companies have begun construction of another base-load coal-fired unit at the Trimble County site. The Companies believe this is the least cost alternative to meet the future needs of customers. Trimble County Unit 2, with a 750 Mw capacity rating, is expected to be jointly owned by the Companies (75% owners of the unit) and the IMEA and IMPA (25% owners). Trimble County Unit 2 is expected to cost $1.1 billion and be completed by 2010. The Companies' aggregate 75% share of the total Trimble County Unit 2 capital cost is approximately $879 million and is estimated to be approximately $151 million for LG&E and $601 million for KU through 2008. Through September 2006, expenditures for Trimble County Unit 2 have been $18 million for LG&E and $66 million for KU. In June 2006, the Companies entered into a construction contract regarding the Trimble County Unit 2 project. See Note 6 of the Notes to Financial Statements, in Part 1, Item 1, herein.

In November 2005, the Kentucky Commission approved the CCN construction application of the Companies to expand the Trimble County generating plant. Kentucky Commission approvals for the related transmission line CCNs were granted in September 2005 and May 2006. In July 2006, certain property owners filed a motion for judicial appeal of the latter transmission line CCN ruling. A schedule for such proceeding has not been established. In November 2005, the Kentucky Division for Air Quality issued the final air permit, which was challenged via a request for remand in December 2005 by three environmental advocacy groups, including the Sierra Club. Administrative proceedings with respect to the challenge are expected to continue during 2006. A ruling thereafter may be anticipated in the first half of 2007.

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

            Three Months Ended September 30, 2006, Compared to
                  Three Months Ended September 30, 2005

LG&E Results:

LG&E's net income decreased $2 million (5%) for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, primarily due to lower retail sales volumes resulting from cooler weather than last year and a higher effective income tax rate this year, partially offset by lower MISO expenses and lower other operation expenses primarily from the completion of the VDT amortization earlier this year.

A comparison of LG&E's revenues for the three months ended September 30, 2006, with the three months ended September 30, 2005, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                       Electric          Gas
(in millions)                               Revenues        Revenues
Retail sales:
   Fuel and gas supply adjustments             $3              $1
   Environmental cost recovery
   surcharge	   	                       (1)              -
   Merger surcredit                             1               -
   Variation in sales volume and
   other                                      (12)             (2)
   Total retail sales                          (9)             (1)
Wholesale sales                                 4               -
MISO Day 2 RSG MWP                            (10)              -
   Total                                     $(15)            $(1)

Electric revenues decreased $15 million (5%) primarily due to:
   - Decreased sales volumes delivered ($12 million) resulting from a 16% decrease in cooling degree days in the third quarter of 2006 as compared to the same period in 2005
   - Decreased MISO related revenue ($10 million) due to the accounting reclassification of MISO Day 2 RSG MWP in the third quarter of 2005. This reclass of the RSG MWP was made from an expense account to a revenue account back to the inception of MISO Day 2 on April 1, 2005.
   - Increased fuel costs ($3 million) billed to customers through the fuel adjustment clause
   - Increased wholesale sales ($4 million) largely due to 20% higher volumes

Gas revenues for the quarter ending September 2006 as compared to the same period last year were essentially flat with no significant variances.

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. Increases or decreases in the cost of fuel and natural gas supply are reflected in LG&E's electric and natural gas retail rates, through the fuel adjustment clause and gas supply clause, subject to the approval of the Kentucky Commission.

  Fuel for electric generation increased $6 million (8%) in 2006 primarily due to:
   - Increased unit cost of fuel burned ($3 million) due to higher fuel prices
   - Increased generation ($3 million) due to higher unit availability

  Power purchased decreased $8 million (24%) in 2006 primarily due to:
   - Decreased volumes purchased ($9 million) due to higher unit availability and lower retail sales volumes
   - Increased unit cost of purchases ($1 million) due to higher market prices

  Gas supply expenses decreased $1 million (5%) in 2006 primarily due to:
   - Decreased unit cost of natural gas purchased ($3 million)
   - Increased volumes delivered to the distribution system ($2 million)

Other operation and maintenance expenses decreased $18 million (20%) in 2006.
  Other operation expenses decreased $23 million (34%) primarily due to:
   - Decreased other power supply costs ($16 million) primarily due to lower MISO Day 2 expenses
   - Decreased administrative and general expenses ($7 million) primarily due to completion of the VDT amortization
 Maintenance expense increased $3 million (22%) primarily due to:
   - Increased electric distribution maintenance ($2 million) primarily due to tree trimming
   - Increased steam generation maintenance ($1 million) primarily related to Mill Creek Unit 4
  Property and other taxes increased $1 million (30%)

Other income increased $2 million in 2006 primarily due to non-hedging derivative mark-to-market income.

Interest expense increased $2 million (33%) in 2006 primarily due to:
   - Increased interest rates on variable rate debt ($2 million)
   - Increased interest expense on tax deficiencies ($1 million)
   - Decreased interest expense on the swaps ($1 million)

The weighted average interest rate on variable-rate bonds for the three months ended September 30, 2006, was 3.63%, compared to 2.54% for the comparable period in 2005.

A comparison of the LG&E effective income tax rate for the three months ended September 30, 2006 and 2005 follows:

                                          Three                Three
                                       Months Ended         Months Ended
                                    September 30, 2006  September 30, 2005

   Effective Rate
   Statutory federal income tax
   rate                                    35.0%               35.0%
   State income taxes net of federal
   benefit                                  4.0                 3.7
   Reduction of previous accruals          (0.6)               (9.0)
   Amortization of investment tax
   credits                                 (1.6)               (1.8)
   Other differences                       (1.3)               (1.6)
   Effective income tax
   rate                                    35.5%               26.3%

In September 2005, E.ON U.S. Investments Corp., the parent of E.ON U.S. and indirect parent of LG&E, received notice from the Congressional Joint Committee on Taxation approving the IRS audit of the consolidated group's returns for the periods December 1999 through December 2003. As a result of this approval, LG&E released income tax reserves of $5.1 million in the third quarter of 2005. Further reductions of previous tax accruals were made in the third quarter of 2006 primarily due to the expiration of the statute of limitations for a prior year.

The change in amortization of investment tax credits and other differences is largely attributable to the change in the levels of pre-tax income.

KU Results:

KU's net income increased $17 million (53%) for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, primarily due to higher equity in earnings from EEI, lower MISO expenses and lower other operation expenses primarily from the completion of the VDT amortization earlier this year, partially offset by lower retail and wholesale sales volumes and increased interest expense.

A comparison of KU's revenues for the three months ended September 30, 2006, with the three months ended September 30, 2005, reflects increases and (decreases) which have been segregated by the following principal causes:


Cause                                                Electric
(in millions)                                        Revenues
Retail sales:
     Fuel supply adjustments                            $27
     Environmental cost recovery
     surcharge                                            3
     Merger surcredit                                     2
     Variation in sales volumes and
     other                                              (13)
     Total retail sales                                  19
Wholesale sales                                         (10)
MISO Day 2 RSG MWP                                      (14)
Total                                                   $(5)

Electric revenues decreased $5 million (1%) in 2006 primarily due to:
   - Decreased MISO related revenue ($14 million) due to the accounting reclassification of MISO Day 2 RSG MWP in the third quarter of 2005. This reclass of the RSG MWP was made from an expense account to a revenue account back to the inception of MISO Day 2 on April 1, 2005.
   - Decreased sales volumes delivered ($13 million) resulting from a 21% decrease in cooling degree days in the third quarter of 2006, as compared to the same period in 2005
   - Decreased wholesale revenues ($10 million) largely due to 37% lower volumes
   - Increased fuel costs ($27 million) billed to customers through the fuel adjustment clause due to higher coal prices
   - Increased environmental cost recovery ($3 million) billed to customers
   - Increased merger surcredit revenues ($2 million)

Fuel for electric generation comprises a large component of KU's total operating expenses. Increases or decreases in the cost of fuel are reflected in KU's retail electric rates through the fuel adjustment clause, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission and the FERC.

  Fuel for electric generation increased $11 million (9%) in 2006 primarily due to:
   - Increased unit cost of fuel burned ($17 million) due to higher fuel prices
   - Decreased generation ($6 million) due to lower sales volumes

  Power purchased decreased $16 million (25%) in 2006 primarily due to:
   - Decreased unit cost of purchases ($12 million) due to lower market prices
   - Decreased volumes purchased ($4 million) due to higher unit availability and lower sales volumes

Other operation and maintenance expenses decreased $17 million (21%) in 2006.
  Other operation expenses decreased $19 million (33%) primarily due to:
   - Decreased other power supply costs ($15 million) primarily due to lower MISO Day 2 expenses
   - Decreased administrative and general expenses ($3 million) primarily due to the completion of the VDT amortization
   - Decreased transmission expense ($2 million) primarily due to lower MISO Day 1 expenses
   - Increased steam generation operations expense ($1 million)
  Property and other taxes increased $1 million (29%)

Other income - net increased $11 million primarily due to:
   - Increased equity in earnings from EEI as a result of EEI selling electricity at market based rates, effective January 2006 ($9 million)
   - Increased non-hedging derivative mark-to-market income ($2 million)

Interest expense increased $1 million (33%) primarily due to higher interest rates on variable rate debt. The weighted average interest rate on variable-rate bonds for the three months ended September 30, 2006, was 3.63%, compared to 2.54% for the comparable period in 2005.

Interest expense to affiliated companies increased $2 million (50%) in 2006 primarily due to increased borrowing from Fidelia.

A comparison of the KU effective income tax rate for the three months ended September 30, 2006 and 2005 follows:

                                         Three Months         Three Months
                                            Ended                Ended
                                          September            September
                                           30, 2006             30, 2005
   Effective Rate
   Statutory federal income tax
   rate                                      35.0%               35.0%
   State income taxes net of federal
   benefit                                    4.5                 4.6
   Reduction of previous accruals            (0.3)               (8.9)
   Amortization of investment tax
   credits                                   (0.4)               (0.9)
   EEI dividend                              (3.0)                  -
   EEI adjustment                               -                 6.3
   Other differences                         (2.0)               (0.1)
   Effective income tax rate                 33.8%               36.0%

The EEI dividend in the third quarter of 2006 reflects tax benefits associated with the receipt of dividends from KU's investment in EEI. During the third quarter in 2005, KU recognized additional deferred tax expense ($3.1 million) related to the undistributed earnings in its EEI unconsolidated investment. An EEI management decision regarding changes in the distribution of EEI's previous earnings led to the decision to provide deferred income taxes for all book and tax basis differences in this investment.

The change in amortization of investment tax credits is largely attributable to the change in the levels of pre-tax income.

In September 2005, E.ON U.S. Investments Corp., the parent of E.ON U.S. and indirect parent of KU, received notice from the Congressional Joint Committee on Taxation approving the IRS audit of the consolidated group's returns for the periods December 1999 through December 2003. As a result of this approval, KU released income tax reserves of $4.4 million in the third quarter of 2005. Further reductions of previous tax accruals were made in the third quarter of 2006 primarily due to the expiration of the statute of limitations for a prior year.


                Nine Months Ended September 30, 2006, Compared to
                   Nine Months Ended September 30, 2005

LG&E Results:

LG&E's net income decreased $14 million (13%) for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, primarily due to lower electric and gas retail and wholesale sales volumes resulting from milder weather this year, higher interest expense and a higher effective income tax rate, partially offset by lower other operations expenses primarily from the completion of the VDT amortization earlier this year and lower MISO expenses.

A comparison of LG&E's revenues for the nine months ended September 30, 2006, with the nine months ended September 30, 2005, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                        Electric          Gas
(in millions)                                Revenues        Revenues
Retail sales:
     Fuel and gas supply adjustments           $18             $74
     Merger surcredit                            2               -
     Environmental cost recovery                (1)              -
     Value delivery surcredit                    -               1
     Weather normalization                       -               2
     Variation in sales volume and
     other                                     (19)            (34)
     Total retail sales                          -              43
Wholesale sales                                (28)            (16)
MISO Day 2 RSG MWP                              (7)              -
Other                                           (2)              1
Total                                         $(37)            $28

Electric revenues decreased $37 million (5%) in 2006 primarily due to:
   - Decreased wholesale sales ($28 million) resulting from 16% lower volumes
   - Decreased retail sales volumes and other ($19 million) resulting from a 12% decrease in cooling degree days as compared to the same period in 2005
   - Decreased MISO related revenue ($7 million) largely due to the accounting reclassification of MISO Day 2 RSG MWP in the third quarter of 2005. This reclass of the RSG MWP was made from an expense account to a revenue account back to the inception of MISO Day 2 on April 1, 2005.
   - Increased fuel costs ($18 million) billed to customers through the fuel adjustment clause due to higher costs of coal

Gas revenues increased $28 million (11%) in 2006 primarily due to:
   - Increased gas supply costs ($74 million) billed to customers through the gas supply adjustment clause due to higher costs of natural gas
   - Increased weather normalization revenues ($2 million) due to warmer weather
   - Increased value delivery surcredit revenues ($1 million)
   - Decreased sales volumes and other ($34 million) resulting from a 8% decrease in heating degree days as compared to the same period in 2005
   - Decreased wholesale sales ($16 million) due to limited opportunities to sell off-system

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. Increases or decreases in the cost of fuel and natural gas supply are reflected in LG&E's electric and natural gas retail rates, through the fuel adjustment clause and gas supply clause, subject to the approval of the Kentucky Commission.

  Fuel for electric generation increased $13 million (6%) in 2006 primarily due to:
   - Increased unit cost of fuel burned ($17 million) due to higher fuel prices
   - Decreased generation ($4 million) due to lower sales volumes

  Power purchased decreased $20 million (20%) in 2006 primarily due to:
   - Decreased volumes purchased ($30 million) due to higher unit availability and lower sales volumes
   - Increased unit cost of purchases ($10 million) due to higher market prices

  Gas supply expenses increased $27 million (14%) in 2006 primarily due to:
   - Increased unit cost of natural gas purchased ($69 million)
   - Decreased volumes delivered to the distribution system ($41 million)

Other operation and maintenance expenses decreased $15 million (7%) in 2006.
  Other operation expenses decreased $25 million (15%) primarily due to:
   - Decreased administrative and general expenses ($14 million) primarily due to the completion of the VDT amortization
   - Decreased other power supply expenses ($6 million) primarily due to lower MISO Day 2 expenses
   - Decreased transmission expenses ($6 million) primarily due to lower MISO expenses
  Maintenance expenses increased $9 million (18%) primarily due to:
   - Increased steam maintenance ($4 million) primarily related Mill
     Creek Unit 4
   - Increased distribution maintenance ($4 million) primarily related to storm restoration
   - Increased administrative and general maintenance ($2 million) Property and other taxes increased $1 million (8%)

Interest expense increased $5 million (29%) in 2006 primarily due to:
   - Increased interest rates on variable rate debt ($4 million)
   - Increased interest on tax deficiencies ($3 million)
   - Decreased interest expense on the swaps ($2 million)

The weighted average interest rate on variable-rate bonds for the nine months ended September 30, 2006, was 3.43%, compared to 2.36% for the comparable period in 2005.

A comparison of the LG&E effective income tax rate for the nine months ended September 30, 2006 and 2005 follows:

                                     Nine Months         Nine Months
                                       Ended                Ended
                                     September            September
                                      30, 2006            30, 2005
   Effective Rate
   Statutory federal income tax
   rate                                 35.0%               35.0%
   State income taxes net of federal
   benefit                               3.8                 4.3
   Reduction of previous accruals       (0.3)               (3.4)
   Amortization of investment tax
   credits                              (2.2)               (2.0)
   Other differences                    (2.0)               (1.4)
   Effective income tax rate            34.3%               32.5%

State income taxes in 2006 reflect Kentucky Coal Tax credits earned. The change in amortization of investment tax credits is largely attributable to the change in the levels of pre-tax income.

In September 2005, E.ON U.S. Investments Corp., the parent of E.ON U.S. and indirect parent of LG&E, received notice from the Congressional Joint Committee on Taxation approving the IRS audit of the consolidated group's returns for the periods December 1999 through December 2003. As a result of this approval, LG&E released income tax reserves of $5.1 million in the third quarter of 2005. Further reductions of previous tax accruals were made in 2006 primarily due to the expiration of the statute of limitations for a prior year.

KU Results:

KU's net income increased $22 million (25%) for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, primarily due to higher equity in earnings from EEI, lower MISO expenses, lower other operation expenses primarily from the completion of the VDT amortization earlier this year and a lower effective income tax rate, partially offset by lower retail and wholesale sales volumes and increased interest expense.

A comparison of KU's revenues for the nine months ended September 30, 2006, with the nine months ended September 30, 2005, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                                    Electric
(in millions)                                            Revenues
Retail sales:
 Fuel supply adjustments                                  $ 52
 Environmental cost recovery surcharge                       6
 Merger surcredit                                            2
 Rate and rate structure                                     2
 Value delivery surcredit                                    1
 Variation in sales volume and other                        (8)
 Total retail sales                                         55
Wholesale sales                                            (28)
MISO Day 2 RSG MWP                                          (4)
Other                                                      (11)
Total                                                     $ 12

Electric revenues increased $12 million (1%) in 2006 primarily due to:
   - Increased fuel costs ($52 million) billed to customers through the fuel adjustment clause
   - Increased environmental cost recovery surcharge ($6 million)
   - Increased merger surcredit revenues ($2 million)
   - Increased revenues from changes in Virginia rates and rate structure
     ($2 million)
   - Decreased wholesale sales ($28 million) resulting from 51% lower volumes
   - Decreased transmission revenue ($10 million) due to lower volumes
   - Decreased retail sales volumes and other ($9 million) resulting from a 10% decrease in cooling degree days as compared to the same period in 2005
   - Decreased MISO related revenues ($4 million) largely due to the accounting reclassification of MISO Day 2 RSG MWP in the third quarter of 2005.This reclass of the RSG MWP was made from an expense account to a revenue account back to the inception of MISO Day 2 on April 1, 2005.

Fuel for electric generation comprises a large component of KU's total operating expenses. Increases or decreases in the cost of fuel are reflected in KU's retail electric rates through the fuel adjustment clause, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission and the FERC.

  Fuel for electric generation increased $35 million (12%) in 2006 primarily due to:
   - Increased unit cost of fuel burned ($37 million) due to higher fuel prices
   - Decreased generation ($2 million) due to decreased sales volumes

  Power purchased decreased $21 million (13%) in 2006 primarily due to:
   - Decreased volumes purchased ($24 million) due to higher unit availability and lower sales volumes
   - Increased unit cost of purchases ($3 million) due to higher market prices

Other operation and maintenance expenses decreased $12 million (6%) in 2006.
  Other operation expenses decreased $9 million (6%) primarily due to:
   - Decreased other power supply expenses ($9 million) primarily due to lower MISO Day 2 expenses
   - Decreased administrative and general expenses ($3 million) primarily due to the completion of the VDT amortization
   - Increased transmission expenses ($2 million)
   - Increased steam generation operation expense ($1 million)
  Maintenance expenses decreased $3 million (6%) primarily due to:
   - Decreased steam generation maintenance ($7 million) due to outages in 2005 at E.W. Brown, Ghent and Green River
   - Increased administrative and general maintenance ($2 million)
   - Increased combustion turbine maintenance ($1 million)
   - Increased electric distribution maintenance ($1 million)
  Property and other taxes increased $1 million (12%)

Other income - net increased $21 million primarily due to increased equity in earnings from EEI as a result of EEI selling electricity at market based rates, effective January 2006.

Interest expense increased $1 million (10%) in 2006 primarily due to:
   - Increased cost of the interest rate swap ($2 million)
   - Increased interest rates on variable rate debt ($2 million)
   - Decreased interest due to replacing external debt with debt to affiliated companies ($3 million)

The weighted average interest rate on variable-rate bonds for the nine months ended September 30, 2006, was 3.32%, compared to 2.39% for the comparable period in 2005.

Interest expense to affiliated companies increased $5 million (42%) primarily due to:
   - Increased borrowing from Fidelia ($4 million)
   - Increased borrowing from the money pool ($1 million)

A comparison of the KU effective income tax rate for the nine months ended September 30, 2006 and 2005 follows:

                                     Nine Months         Nine Months
                                        Ended               Ended
                                      September           September
                                       30, 2006            30, 2005
   Effective Rate
   Statutory federal income tax
   rate                                  35.0%               35.0%
   State income taxes net of federal
   benefit                                4.4                 4.7
   Reduction of previous accruals        (0.1)               (3.2)
   Amortization of investment tax
   credits                               (0.5)               (0.9)
   EEI dividend                          (4.1)                  -
   EEI adjustment                           -                 2.3
   Other differences                     (1.6)               (0.9)
   Effective income tax rate             33.1%               37.0%

The EEI dividend for the nine months ended September 30, 2006, reflects tax benefits associated with the receipt of dividends from KU's investment in EEI. During the third quarter in 2005, KU recognized additional deferred tax expense ($3.1 million) related to the undistributed earnings in its EEI unconsolidated investment. Subsequent to an EEI management decision regarding changes in the distribution of EEI's previous earnings, KU has elected to record deferred income taxes for all book and tax basis differences in this investment.

In September 2005, E.ON U.S. Investments Corp., the parent of E.ON U.S. and the indirect parent of KU, received notice from the Congressional Joint Committee on Taxation approving the IRS audit of the consolidated group's returns for the periods December 1999 through December 2003. As a result of this approval, KU released income tax reserves of $4.4 million in the third quarter of 2005. Further reductions of previous tax accruals were made in 2006 primarily due to the expiration of the statute of limitations for a prior year.

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

At September 30, 2006, the Companies were in a negative working capital position in part because of the classification of certain variable-rate pollution control bonds that are subject to tender for purchase at the option of the holder as current portion of long-term debt. The Companies expect to cover any working capital deficiencies with cash flow from operations, money pool borrowings and borrowings from Fidelia.

Construction expenditures for the nine months ended September 30, 2006 amounted to $104 million for LG&E and $236 million for KU. At LG&E, capital expenditures included Trimble County Unit 2, infrastructure for new customers, gas main replacements and capital repairs to Mill Creek Unit 4. At KU, capital expenditures included Trimble County Unit 2, FGD's and other environmental equipment at the Brown and Ghent generating stations and infrastructure for new customers.

LG&E's cash balance decreased $2 million during the nine months ended September 30, 2006, largely resulting from the retirement of debt and the payment of dividends. KU's cash balance decreased $2 million during the nine months ended September 30, 2006, largely resulting from increasing construction expenditures.

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

Security ratings as of September 30, 2006, were:

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

Contingencies

For a description of significant contingencies that may affect the Companies, reference is made to Part I, Item 3, Legal Proceedings in the Companies' Annual Reports on Form 10-K for the year ended December 31, 2005; to Part I - Item 1 and Part II - Item 1, Legal Proceedings in the Companies' Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006; and to Notes 2 and 6 of the Notes to Financial Statements in Part I - Item 1, and Part II - Item 1, Legal Proceedings herein.

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

The potential change in interest expense associated with a 1% change in base interest rates of the Companies' non-hedged variable debt is estimated at $4 million each at September 30, 2006. The Companies' exposure to floating interest rates did not materially change during the first nine months of 2006.

The potential loss in fair value of LG&E's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at approximately $18 million as of September 30, 2006. The potential loss in fair value of KU's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at less than $1 million as of September 30, 2006. These estimates are derived from third-party valuations. Changes in the market values of these swaps, if held to maturity, will have no effect on LG&E's or KU's net income or cash flow.

Pension Risk

The Companies' costs of providing defined-benefit pension retirement plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate and contributions made to the plans. The Companies have recognized an additional minimum liability as prescribed by SFAS No. 87, Employers' Accounting for Pensions because the accumulated benefit obligation exceeds the fair value of their plans' assets. The liabilities were recorded as a reduction to comprehensive income, and did not affect net income. The amount of the liability depends upon the discount rate, the asset returns and contributions made by the Companies to the plans. If the fair value of the plans' assets exceeds the accumulated benefit obligation, the recorded liabilities will be reduced and comprehensive income will be restored in the balance sheet. See Note 1 of the Notes to Financial Statements in Item 1, Part 1 for a discussion of the new accounting pronouncement SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.

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

The fair values of the Companies' energy trading and risk management contracts as of September 30, 2006 were each approximately $4 million. The fair values at September 30, 2005, were less than $1 million each. No changes to valuation techniques for energy trading and risk management activities occurred during 2006 or 2005. Changes in market pricing, interest rate and volatility assumptions were made during all periods. The outstanding mark-to-market value is sensitive to changes in prices, price volatilities and interest rates. The Companies estimate that a movement in prices of $1 and a change in interest and volatilities of 1% would result in a change in the mark-to-market value of less than $1 million. All contracts outstanding at September 30, 2006, have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

The Companies maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of September 30, 2006, 100% of the trading and risk management commitments were with counterparties rated BBB-/Baa3 equivalent or better.

MISO Exit

For further discussions of certain market risks relating to the Companies' withdrawal from MISO, see also Part II, Item 1A, Risk Factors in this quarterly report and in the Companies' Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4.  Controls and Procedures

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

In preparation for required reporting under Section 404 of the Act, the Companies are conducting a thorough review of their internal controls over financial reporting, including disclosure controls and procedures. Based on this review, the Companies have made internal controls enhancements and will continue to make future enhancements to their internal control over financial reporting. There has been no change in the Companies' internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Companies' internal control over financial reporting.

                        Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Companies, reference is made to the information under the following items and captions of the Companies' respective combined Annual Report on Form 10-K for the year ended December 31, 2005: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Item 8, Financial Statements and Supplementary Data in Notes 3 and 10. Reference is also made to the matters described in Notes 2 and 6 of Part 1, Item 1 of the Companies' Quarterly Reports on Form 10-Q for the three months ended March 31, 2006 and June 30, 2006; and Notes 2 and 6 of the Notes to Financial Statements in Part I,
Item 1 of this 10-Q. Except as described herein, to date, the proceedings reported in the Companies' respective combined Annual Report on Form 10-K have not changed materially.

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

Item 1A. Risk Factors.

MISO Exit
LG&E and KU withdrew from the MISO effective September 1, 2006. The resulting changes to transmission and wholesale power market structures and prices are not completely estimable and may result in unforeseen effects on energy purchases and sales, transmission and related costs or revenues. As required by the FERC, in connection with their exit, the Companies have engaged two independent third parties to perform certain oversight and functional control activities relating to transmission and related activities. Such activities may have an effect on the Companies' abilities to access the transmission system for wholesale or native load power activities. The Companies will save certain MISO membership costs and charges, but will incur a MISO exit fee as well as fees related to the new transmission service vendors. The Companies believe that, over time, the benefits and savings from their exit of the MISO will outweigh the costs and expenses. However, until post-MISO market conditions and operations have matured, the effects on financial condition, liquidity or results of operations will remain difficult to fully predict.

See Note 2 of LG&E's and KU's Notes to Financial Statements in Part I, Item 1 of this 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2(c)

LG&E has an existing $5.875 series of mandatorily redeemable preferred stock outstanding having a current redemption price of $100 per share. The preferred stock has a sinking fund requirement sufficient to retire a minimum of 12,500 shares on July 15 of each year commencing with July 15, 2003, and a minimum of 187,500 shares on July 15, 2008 at $100 per share. LG&E redeemed 12,500 shares in accordance with these provisions on July 15, 2006, leaving 200,000 shares currently outstanding. Beginning with the three months ended September 30, 2003, LG&E reclassified, at fair value, its $5.875 series preferred stock as long-term debt with the minimum shares mandatorily redeemable within one year classified as current portion of long-term debt. Dividends accrued beginning July 1, 2003 are charged as interest expense, pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

                      July 2006            August 2006      September 2006

Total number of         12,500                n/a                 n/a
shares (or units)       ($5.875 Pref.)
purchased

Average price           $100                  n/a                 n/a
paid per share
(or unit)

Total number of         12,500                n/a                 n/a
shares (or units)       ($5.875 Pref.)
purchased as part
of publicly
announced plans
or programs

Maximum number          200,000              n/a                  n/a
(or approximate         ($5.875 Pref.)
dollar value) of
shares (or units)
that may yet be
purchased under
the plans or
programs

Item 4.  Submission of Matters to a Vote of Security Holders.

a)LG&E's and KU's Annual Meetings of Shareholders were held on July 20, 2006.

b)Not applicable.

c)The matters voted upon and the results of the voting at the Annual Meetings are set forth below:

  1. LG&E

     i)The shareholders voted to elect LG&E's nominees for election to the Board of Directors, as follows:

        Victor A. Staffieri - 21,294,223 common shares and 596,501 preferred shares cast in favor of election and 7,687 preferred shares withheld.

        S. Bradford Rives - 21,294,223 common shares and 595,801 preferred shares cast in favor of election and 8,387 preferred shares withheld.

        John R. McCall - 21,294,223 common shares and 596,956 preferred shares cast in favor of election and 7,232 preferred shares withheld.

        Paul W. Thompson - 21,294,223 common shares and 596,656 preferred shares cast in favor of election and 7,532 preferred shares withheld.

        Chris Hermann - 21,294,223 common shares and 596,713 preferred shares cast in favor of election and 7,475 preferred shares withheld.

        No holders of common or preferred shares abstained from voting on this matter.

     ii)The shareholders voted 21,294,223 common shares and 599,991 preferred shares in favor of and 2,564 preferred shares against the approval of PricewaterhouseCoopers LLP as the Independent
        Registered Public Accounting Firm for 2006. Holders of 1,633 preferred shares abstained from voting on this matter.

  2. KU

     i)The sole shareholder voted to elect KU's nominees for election to the Board of Directors, as follows:

       37,817,878 common shares cast in favor of election and no shares withheld for each of Victor A. Staffieri, S. Bradford Rives,
       John R. McCall, Paul W. Thompson, and Chris Hermann, respectively.

     ii)The sole shareholder voted 37,817,878 common shares in favor of and no shares withheld for approval of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2006.

       No holders of common shares abstained from voting on these matters.

d)   Not applicable.

Item 5.  Other Information.

In October 2006, executive officers of LG&E and KU received initial grants of performance units under a new long-term variable compensation plan, the E.ON AG Share Performance Plan ("New Plan") established by E.ON during 2006. These grants, which have a maturity period of three years, commencing on January 1 of this year, are payable in cash after the end of the maturity period. The ultimate amount of compensation paid to the executives is determined by the value E.ON AG share performance during the final 60 days of the period and the relative performance of E.ON AG stock's total shareholder return ("TSR") against the TSR of a European utility stock index over the maturity period. Minimum E.ON AG performance against the index must be attained in order for a performance unit to have any value. The maximum value of a performance unit granted under the New Plan is three times the initial value of the performance unit, which initial value is set at E.ON AG's average share price for the 60 trading days preceding the commencement of the three year period. The performance units are subject to accelerated payment prior to their maturity date, using performance calculations to date, upon certain events of change-in-control. Additionally, acceleration of payment may occur in the event of death, disability or termination of employment of the executive officer by the Company for other than for cause. This description is qualified in its entirety by reference to the text of the New Plan and related documents, copies of which are filed with this Form 10-Q as Exhibits 10.01 and 10.02, respectively.

Item 6.  Exhibits.

Applicable to Form
                    10-Q of

Exhibit
No. LG&E  KU   Description

4.1       X    Supplemental Indenture dated July 1, 2006
               between KU and U.S. Bank National Association, Chicago
               Illinois, as Trustee.  [Filed as Exhibit 4.1 to KU's Current
               Report on Form 8-K dated July 20, 2006 and incorporated by reference herein.]

4.2       X    Loan Agreement dated as of June 1, 2006
               between KU and the County of Carroll, Kentucky. [Filed as
               Exhibit 4.2 to KU's Current Report on Form 8-K dated July
               20, 2006 and incorporated by reference herein.]

10.01 X   X    Copies of E.ON Share Performance Plan (i) Terms and
               Conditions for the 1. Tranche (2006-2008) and (ii) Technical
               Annex, each dated as of June 2006.

10.02 X   X    Copies of form representative specimen Certificate
               Award under E.ON Share Performance Plan

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

Louisville Gas and Electric Company
Registrant


Date:  November 9, 2006         /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  November 9, 2006         /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal Accounting Officer)